Form 10-Q/A
period 1993-06-30
ST PAUL BANCORP INC
filed 1994-01-21
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

            (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1993

                                       or

           ( )     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from            to

                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                     36-3504665
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60635
(Address of principal executive offices)                    (Zip Code)


                                 (312) 622-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value -- 13,086,750 shares, as of July 30, 1993

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES


This amendment to St. Paul Bancorp Inc.'s Quarterly report on Form 10-Q for the quarter ended June 30, 1993 is being made to amend the Consolidated Statements of Cash Flow with respect to the net increase (decrease) in checking and savings deposits, proceeds from the sales of certificates of deposit and payments for maturing certificates of deposit.



                                   FORM 10-Q
                                     INDEX





PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1993 and December 31, 1992 . . . . . . . . . . . . . .   3

          Consolidated Statements of Income for the Three and Six
          Months ended June 30, 1993 and 1992 . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Stockholders' Equity for the
          Six Months ended June 30, 1993 and 1992 . . . . . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1993 and 1992 . . . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . .   7

ST PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                          June 30    December 31
 Dollars in thousands                                                       1993         1992
- -------------------------------------------------------------------------------------------------
 ASSETS:
 Cash and cash equivalents:
   Cash and amounts due from depository institutions                  $     73,742  $    72,940
   Federal funds sold                                                       60,000       49,000
   Short-term marketable debt securities held for investment, at cost
   (Market: June 30, 1993-$239,358; December 31, 1992-$189,618)            239,356      189,627
                                                                       ------------  -----------
 Total cash and cash equivalents                                           373,098      311,567

 Marketable debt securities held for investment, at cost
 (Market: June 30, 1993-$133,449; December 31, 1992-$107,367)              132,567      107,732

 Mortgage-backed securities held for investment, at cost
 (Market: June 30, 1993-$682,999; December 31, 1992-$654,411)              668,888      643,941

 Loans receivable                                                        2,460,359    2,318,879
 Less:  accumulated provision for loan losses                               50,536       48,681
                                                                        -----------  -----------
 Net loans receivable                                                    2,409,823    2,270,198

 Inventory of assets held for sale, at lower of cost or market
 (Market: June 30, 1993-$26,593; December 31, 1992-$19,090)                 26,451       19,019
 Accrued interest receivable                                                22,391       22,059
 Foreclosed real estate
 (Net of accumulated provision for losses:  June 30, 1993-$1,864;
    December 31, 1992-$2,403)                                               33,245       17,945
 Real estate held for investment                                            13,194       10,497
 Investment in Federal Home Loan Bank Stock                                 31,290       30,720
 Office properties and equipment                                            39,956       33,526
 Prepaid expenses and other assets                                          35,499       33,056
                                                                        -----------  -----------
TOTAL ASSETS                                                           $ 3,786,402  $ 3,500,260
                                                                        -----------  -----------
                                                                        -----------  -----------

LIABILITIES:
 Deposits                                                              $ 3,277,182  $ 2,985,124
 FHL Bank advances                                                          61,794       99,501
 Other borrowings                                                           77,054       86,907
 Advance payments by borrowers for taxes and insurance                      22,605       19,467
 Other liabilities                                                          23,868       21,920
                                                                        -----------   ----------
 TOTAL LIABILITIES                                                       3,462,503    3,212,919

 COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock (par value $.01 per share:  authorized-10,000,000
   shares; none issued)                                                        --           --
 Common stock (par value $.01 per share: authorized-40,000,000 shares;
   outstanding at June 30, 1993-13,083,350 shares,
   outstanding at December 31, 1992-12,172,105 shares)                         131          121
 Paid-in capital                                                           135,884      115,315
 Retained income, substantially restricted                                 192,214      173,976
 Less borrowings by employee stock ownership plan                           (4,330)      (2,071)
                                                                        -----------  -----------
 TOTAL STOCKHOLDERS' EQUITY                                                323,899      287,341
                                                                        -----------  -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,786,402  $ 3,500,260
                                                                        -----------  -----------
                                                                        -----------  -----------

See notes to consolidated financial statements.

             ST PAUL BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three months ended                Six months ended
                                                                         June 30                          June 30
              Dollars in thousands except per share amounts       1993           1992              1993           1992
              ------------------------------------------------------------------------------------------------------------
              INTEREST INCOME:
                Loans receivable                             $     52,032   $     54,214      $    102,299   $    111,034
                Mortgage-backed securities                         11,194         12,845            22,155         26,881
                Marketable debt securities                          1,834            344             3,324            691
                Trading account                                        19             21                49             44
                Federal funds                                         301            342               573            537
                Other short-term investments                        1,965          3,372             3,964          6,558
                                                              ------------   ------------      ------------   ------------
                   Total interest income                           67,345         71,138           132,364        145,745

              INTEREST EXPENSE:
                Deposits                                           31,379         37,798            62,269         78,870
                Short-term borrowings                               1,528          2,442             3,617          4,906
                Long-term borrowings                                1,583          2,599             2,920          6,524
                                                              ------------   ------------      ------------   ------------
                   Total interest expense                          34,490         42,839            68,806         90,300
                                                              ------------   ------------      ------------   ------------
                   Net interest income                             32,855         28,299            63,558         55,445

              Provision for loan losses                             2,750          2,175             6,750          3,875
                                                              ------------   ------------      ------------   ------------
                   Net interest income after provision
                    for loan losses                                30,105         26,124            56,808         51,570

              OTHER INCOME:
                Loan servicing fees                                   424            986               907          1,736
                Other fee income                                    3,593          2,419             6,627          4,568
                Net gain on assets sold                               745            482               910          1,637
                Net trading account gain (loss)                        40             19                45            (29)
                Discount brokerage commissions                      1,620          1,209             2,958          2,391
                Income from real estate operations                    643            614             1,206          1,061
                Insurance and annuity commissions                     852          1,102             1,731          1,948
                Other                                                 102             78               178            231
                                                              ------------   ------------      ------------   ------------
                   Total other income                               8,019          6,909            14,562         13,543

              GENERAL AND ADMINISTRATIVE EXPENSE:
                Salaries and employee benefits                     10,841          9,044            20,961         17,852
                Occupancy, equipment and other office expense       4,658          3,648             8,970          7,525
                Advertising                                         1,355          1,092             2,592          2,144
                Federal deposit insurance                           2,286          1,822             4,489          3,640
                Other                                               1,650          1,878             2,858          3,264
                                                              ------------   ------------      ------------   ------------
                   General and administrative expense              20,790         17,484            39,870         34,425

              Loss on foreclosed real estate                          344            682               671          1,541
                                                              ------------   ------------      ------------   ------------
                   Income before income taxes                      16,990         14,867            30,829         29,147

              Income taxes                                          5,468          5,119            10,064         10,153
                                                              ------------   ------------      ------------   ------------
                   NET INCOME                                $     11,522   $      9,748      $     20,765   $     18,994
                                                              ------------   ------------      ------------   ------------
                                                              ------------   ------------      ------------   ------------


              EARNINGS PER SHARE:
                Primary                                      $       0.85   $       0.78      $       1.55   $       1.53
                Fully Diluted                                        0.84           0.78              1.55           1.52
                                                               -----------    -----------       -----------    -----------
                                                               -----------    -----------       -----------    -----------

              DIVIDENDS PER SHARE                            $       0.10   $       0.10      $       0.20   $       0.20
                                                               -----------    -----------       -----------    -----------
                                                               -----------    -----------       -----------    -----------


              See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)




                                                                                   BORROWINGS
                                                                                  BY EMPLOYEE       TOTAL
Dollars in thousands,                  COMMON STOCK       PAID-IN     RETAINED       STOCK      STOCKHOLDERS'
  except share data                 SHARES      AMOUNT    CAPITAL      INCOME    OWNERSHIP PLAN    EQUITY
- ------------------------------------------------------------------------------------------------------------
Balance December 31, 1991         12,038,555   $  120   $ 113,428   $ 141,126   $   (1,786)   $      252,888
Issuance of common stock under
  stock option plan                   57,150        1         580          --           --               581
Net income                                --       --          --      18,994           --            18,994
Cash dividends paid to
  stockholders ($.20 per share)           --       --          --      (2,409)          --            (2,409)
Repayments of principal                   --       --          --          --          358               358
Additional borrowings                     --       --          --          --       (1,000)           (1,000)
- ------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1992             12,095,705   $  121   $ 114,008   $ 157,711   $   (2,428)   $      269,412
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

Balance December 31, 1992         12,172,105   $  121   $ 115,315   $ 173,976   $   (2,071)   $      287,341
Issuance of common stock under
  stock option plan                   50,000        1         819          --           --               820
Issuance of common stock to
  Elm shareholders                   861,542        9      19,757          --           --            19,766
Retirement of common stock issued
  to Elm shareholders                   (297)      --          (7)         --           --                (7)
Net income                                --       --          --      20,765           --            20,765
Cash dividends paid to
  stockholders ($.20 per share)           --       --          --      (2,527)          --            (2,527)
Repayments of principal                   --       --          --          --          357               357
Additional borrowings                     --       --          --          --       (2,616)           (2,616)
- ------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1993             13,083,350   $  131   $ 135,884   $ 192,214   $   (4,330)   $      323,899
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------





See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30
                                                              -----------------------------
Dollars in thousands                                              1993             1992
- -------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $     20,765     $     18,994
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Provision for loan losses                                     6,750            3,875
      Provision for losses on foreclosed real estate                  412            1,533
      Provision for depreciation                                    2,293            2,038
      Assets originated and acquired for sale                     (44,271)        (113,871)
      Sale of assets held for sale                                 34,784          103,533
      Decrease in accrued interest receivable                       1,085            4,623
      Increase in prepaid expenses and other assets                (1,813)          (1,304)
      Decrease in other liabilities                                (2,733)         (25,061)
      Net amortization of yield adjustments                            35             (380)
      Other items, net                                              6,157           (4,828)
- ------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                 23,464          (10,848)
- ------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                          254,857          275,506
Loans originated or purchased for investment                     (207,621)        (170,220)
Loans receivable sold                                              14,220           29,571
Principal repayments on mortgage-backed securities                111,366          156,563
Mortgage-backed securities purchased for investment               (79,618)         (94,451)
Maturities of marketable debt securities                          122,024              250
Purchase of marketable debt securities                            (90,812)          (9,819)
Additions to real estate held for investment                       (2,077)          (2,707)
Real estate sold                                                    4,584            7,053
(Increase) decrease in investment in Federal Home
     Loan Bank stock                                                1,897             (591)
Purchase of office properties and equipment                        (2,848)          (1,774)
Proceeds from sales of office properties and equipment                333               42
Acquisition of Elm Financial, net of cash and
     cash equivalents acquired of $11,002.                        (15,655)              --
- ------------------------------------------------------------------------------------------
  Net cash provided by investing activities                       110,650          189,423
- ------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings deposits           (4,093)          50,622
Proceeds from sales of certificates of deposit                    145,641          123,633
Payments for maturing certificates of deposit                    (161,711)        (200,349)
Net proceeds from issuance of subordinated notes                   33,422               --
Repayment of FHL Bank advances                                    (37,704)             (61)
Decrease in other borrowings, net                                 (45,382)         (70,430)
Repayment of subordinated capital notes                                 -          (12,360)
Interest credited on subordinated capital notes                         -              146
Redemption bonus on subordinated capital notes                          -              144
Dividends paid to stockholders                                     (2,527)          (2,409)
Net proceeds from exercise of stock options                           513              581
Decrease in advance payments by borrowers
    for taxes and insurance                                          (742)            (156)
- ------------------------------------------------------------------------------------------
  Net cash used by financing activities                           (72,583)        (110,639)
- ------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                              61,531           67,936
Cash and cash equivalents at beginning of period                  311,567          314,623
- ------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    373,098     $    382,559
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Interest credited on deposits                             $     56,580     $     71,990
   Interest paid on deposits                                        5,871            8,085
   ---------------------------------------------------------------------------------------
   Total interest paid on deposits                                 62,451           80,075

   Interest paid on borrowings                                      6,993           12,324
   Income taxes paid, net                                          11,293           14,267
   Common stock issued in acquisition of Elm Financial             19,766               --
   Real estate acquired through foreclosure                        19,803           25,640
   Loans originated in connection with real estate
      acquired through foreclosure                                  2,978           21,421

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three- and six-month period ended June 30, 1993 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank" or "St. Paul Federal"), Annuity Network, Inc. and St. Paul Financial Development, Inc. The financial statements of St. Paul Federal include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1993 presentation.

3. At June 30, 1993 the Bank had outstanding commitments to originate 1-4 family, real estate loans of $61.0 million. Of these commitments, $31.9 million were for adjustable-rate loans and $29.1 million were for fixed-rate loans. Most of these commitments expire after sixty days. Unused home equity lines of credit totaled $29.5 million as of June 30, 1993. The Bank anticipates funding the origination commitments with excess liquidity.

   At June 30, 1993 the Bank held commitments to sell $40.0 million of fixed-rate, 1-4 family real estate loans. Market value losses, if any, related to these commitments have been reflected in the consolidated financial statements.

4. On February 23, 1993, the Company acquired ("the Acquisition") Elm Financial Services, Inc. ("Elm Financial"). The unaudited Pro Forma Combined Statements of Income presented below report the combined results of operations of the Company and Elm Financial for the six-month periods ended June 30, 1993 and 1992 as if the Acquisition had been effective on January 1, 1993 and January 1, 1992, respectively, after giving effect to the purchase accounting adjustments.

   The unaudited Pro Forma Condensed Combined Statements of Income reflect the application of the purchase method of accounting. Under this method of accounting, the aggregate cost to the Company of the Acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of February 23, 1993. No goodwill was recorded by the Bank in connection with the Acquisition.

   The unaudited Pro Forma Condensed Combined Statements of Income are intended for informational purposes and are not necessarily indicative of the future results of operations of the combined company, or results of operations of the combined company that would have actually occurred had the Acquisition been consummated as of the periods presented.




               PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME

                                      Proforma Results
                                   For the Six Months Ended
                                   ------------------------
                                    June 30,     June 30,
                                      1993         1992
                                   ----------   ----------
    Interest income                 $136,322     $161,132
    Interest expense                  70,652       99,267
                                   ----------   ----------
    Net interest income               65,670       61,865
    Provision for loan
      losses                           7,176        3,935
                                   ----------   ----------
    Net interest income
      after provision for
      loan losses                     58,494       57,930

    Other income                      14,311       13,720
    Other expense                     41,065       38,287
    Loss on foreclosed
      real estate                        671        1,541
                                   ----------   ----------
    Pre-tax income                    31,069       31,822
    Income taxes                      10,152       11,025
                                   ----------   ----------
    Net income                      $ 20,917     $ 20,797
                                   ----------   ----------
                                   ----------   ----------

    Earnings per share:
      Primary                          $1.53        $1.56
      Fully Diluted                     1.53         1.56


5. The following schedule details the net effect during the first half of 1993 of the Acquisition on cash and cash equivalents:

   -------------------------------------------------
   -------------------------------------------------
   Purchase price                            $48,194
   Less:  issuance of St. Paul stock          19,766
   Less:  Elm stock acquired in 1992           1,774
   -------------------------------------------------
   Cash paid for Acquisition                  26,657
   Cash and cash equivalents acquired         11,002
   -------------------------------------------------
   Acquisition of Elm Financial, net of
     cash and cash equivalents acquired      $15,655
   -------------------------------------------------
   -------------------------------------------------