Form 10-Q/A
period 1993-09-30
ST PAUL BANCORP INC
filed 1994-01-21
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

            (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1993

                                       or

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

   Common Stock, $.01 par value -- 13,123,025 shares, as of October 29, 1993

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES



This amendment to St. Paul Bancorp Inc.'s Quarterly report on Form 10-Q for the quarter ended September 30, 1993 is being made to amend the Consolidated Statements of Cash Flow with respect to the net increase (decrease) in checking and savings deposits, proceeds from sales of certificates of deposit and payments for maturing certificates of deposit.



                                  FORM 10-Q/A
                                     INDEX


PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of September 30, 1993 and December 31, 1992  . . . . . . . . . . . .   3

          Consolidated Statements of Income for the Three and Nine
          Months ended September 30, 1993 and 1992  . . . . . . . . . . . . . . .   4

          Consolidated Statements of Stockholders' Equity for the
          Nine Months ended September 30, 1993 and 1992 . . . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1993 and 1992 . . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .   7

ST PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                           September 30 December 31
Dollars in thousands                                                           1993         1992
- ---------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                    $     82,403  $    72,940
    Federal funds sold                                                         75,000       49,000
    Short-term marketable debt securities held for investment, at cost
      (Market: September 30, 1993-$186,417; December 31, 1992-$189,618)       186,433      189,627
                                                                            ----------   ----------
  Total cash and cash equivalents                                             343,836      311,567

  Marketable debt securities held for investment, at cost
    (Market: September 30, 1993-$143,568; December 31, 1992-$107,367)         141,987      107,732

  Mortgage-backed securities held for investment, at cost
    (Market: September 30, 1993-$667,209; December 31, 1992-$654,411)         655,421      643,941

  Loans receivable                                                          2,435,423    2,318,879
  Less:  accumulated provision for loan losses                                 49,474       48,681
                                                                           -----------  -----------
    Net loans receivable                                                    2,385,949    2,270,198

  Inventory of assets held for sale, at lower of cost or market
    (Market: September 30, 1993-$29,389; December 31, 1992-$19,090)            28,962       19,019
  Accrued interest receivable                                                  21,637       22,059
  Foreclosed real estate
    (Net of accumulated provision for losses:  September 30, 1993-$991;
     December 31, 1992-$2,403)                                                 23,530       17,945
  Real estate held for investment                                              12,892       10,497
  Investment in Federal Home Loan Bank Stock                                   31,290       30,720
  Office properties and equipment                                              39,999       33,526
  Prepaid expenses and other assets                                            39,068       33,056
                                                                            ----------   ----------
TOTAL ASSETS                                                              $ 3,724,571  $ 3,500,260
                                                                            ----------   ---------
                                                                            ----------   ---------

LIABILITIES:
  Deposits                                                                $ 3,252,019  $ 2,985,124
  FHL Bank advances                                                            52,219       99,501
  Other borrowings                                                             56,796       86,907
  Advance payments by borrowers for taxes and insurance                         8,482       19,467
  Other liabilities                                                            20,583       21,920
                                                                            ----------   ----------
  TOTAL LIABILITIES                                                         3,390,099    3,212,919

COMMITMENTS - Note 3

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                           --           --
  Common stock (par value $.01 per share: authorized-40,000,000 shares;
    outstanding at September 30, 1993-13,112,275 shares,
    outstanding at December 31, 1992-12,172,105 shares)                           131          121
  Paid-in capital                                                             136,482      115,315
  Retained income, substantially restricted                                   202,010      173,976
  Less borrowings by employee stock ownership plan                             (4,151)      (2,071)
                                                                            ----------   ----------
  TOTAL STOCKHOLDERS' EQUITY                                                  334,472      287,341
                                                                            ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 3,724,571  $ 3,500,260
                                                                            ----------   ---------
                                                                            ----------   ---------

See notes to consolidated financial statements.

ST PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three months ended               Nine months ended
                                                        September 30                     September 30
Dollars in thousands except per share amounts       1993           1992              1993           1992
- ------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                             $     49,456   $     51,316      $    151,755   $    162,350
  Mortgage-backed securities                         10,371         12,220            32,526         39,101
  Marketable debt securities                          1,436            960             4,760          1,651
  Trading account                                        24             16                73             60
  Federal funds                                         401            275               974            812
  Other short-term investments                        2,297          2,441             6,261          8,999
                                                ------------   ------------      ------------  -------------
     Total interest income                           63,985         67,228           196,349        212,973

INTEREST EXPENSE:
  Deposits                                           30,679         34,612            92,948        113,482
  Short-term borrowings                                 803          3,216             4,420          8,122
  Long-term borrowings                                1,585          1,710             4,505          8,234
                                                ------------   ------------      ------------   ------------
     Total interest expense                          33,067         39,538           101,873        129,838
                                                ------------   ------------      ------------   ------------
     Net interest income                             30,918         27,690            94,476         83,135

Provision for loan losses                             2,500          3,750             9,250          7,625
                                                ------------   ------------      ------------   ------------
     Net interest income after provision
      for loan losses                                28,418         23,940            85,226         75,510

OTHER INCOME:
  Loan servicing fees                                   402            919             1,309          2,655
  Other fee income                                    3,978          2,783            10,605          7,351
  Net gain on assets sold                               464            546             1,374          2,183
  Net trading account gain                               13             46                58             17
  Discount brokerage commissions                      1,549          1,267             4,507          3,658
  Income from real estate operations                    907            569             2,113          1,630
  Insurance and annuity commissions                     847            951             2,578          2,899
  Other                                                 539            112               717            343
                                                ------------   ------------      ------------   ------------
     Total other income                               8,699          7,193            23,261         20,736

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                     10,831          9,085            31,792         26,937
  Occupancy, equipment and other office expense       4,758          3,899            13,728         11,424
  Advertising                                         1,427          1,216             4,019          3,360
  Federal deposit insurance                           2,512          1,839             7,001          5,479
  Other                                               1,385          1,672             4,243          4,936
                                                ------------   ------------      ------------   ------------
     General and administrative expense              20,913         17,711            60,783         52,136

(Income) Loss on foreclosed real estate                 318           (508)              989          1,033
                                                ------------   ------------      ------------   ------------
     Income before income taxes                      15,886         13,930            46,715         43,077

Income taxes                                          4,781          4,894            14,845         15,047
                                                ------------   ------------      ------------   ------------
     NET INCOME                                $     11,105   $      9,036     $      31,870   $     28,030
                                                ------------   ------------      ------------   -----------
                                                ------------   ------------      ------------   -----------

EARNINGS PER SHARE:
  Primary                                      $       0.81   $       0.72      $       2.36   $       2.24
  Fully Diluted                                        0.80           0.72              2.34           2.23
                                                 -----------    -----------       -----------    ----------
                                                 -----------    -----------       -----------    ----------

DIVIDENDS PER SHARE                            $       0.10   $       0.10      $       0.30   $       0.30
                                                 -----------    -----------       -----------    ----------
                                                 -----------    -----------       -----------    ----------

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                 BORROWINGS
                                                                                 BY EMPLOYEE        TOTAL
Dollars in thousands,                  COMMON STOCK       PAID-IN     RETAINED      STOCK       STOCKHOLDERS'
  except share data                 SHARES      AMOUNT    CAPITAL      INCOME    OWNERSHIP PLAN    EQUITY
- -------------------------------------------------------------------------------------------------------------
Balance December 31, 1991         12,038,555   $  120   $ 113,428   $ 141,126   $   (1,786)   $      252,888
Issuance of common stock under
  stock option plan                   80,425        1         822          --           --               823
Net income                                --       --          --      28,030           --            28,030
Cash dividends paid to
  stockholders ($.30 per share)           --       --          --      (3,620)          --            (3,620)
Repayments of principal                   --       --          --          --          536               536
Additional borrowings                     --       --          --          --       (1,000)           (1,000)
- -------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1992        12,118,980   $  121   $ 114,250   $ 165,536   $   (2,250)   $      277,657
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

Balance December 31, 1992         12,172,105   $  121   $ 115,315   $ 173,976   $   (2,071)   $      287,341
Issuance of common stock under
  stock option plan                   78,925        1       1,417          --           --             1,418
Issuance of common stock to
  Elm shareholders                   861,542        9      19,757          --           --            19,766
Retirement of common stock issued
  to Elm shareholders                   (297)      --          (7)         --           --                (7)
Net income                                --       --          --      31,870           --            31,870
Cash dividends paid to
  stockholders ($.30 per share)           --       --          --      (3,836)          --            (3,836)
Repayments of principal                   --       --          --          --          536               536
Additional borrowings                     --       --          --          --       (2,616)           (2,616)
- -------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1993        13,112,275   $  131   $ 136,482   $ 202,010   $   (4,151)   $      334,472
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Nine Months Ended
                                                                       September 30
                                                              -----------------------------
Dollars in thousands                                              1993             1992
- -------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $     31,870     $     28,030
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                     9,250            7,625
      Provision for losses on foreclosed real estate                  804            1,827
      Provision for depreciation                                    3,515            3,081
      Assets originated and acquired for sale                     (88,790)        (133,268)
      Sale of assets held for sale                                 76,087          124,176
      Decrease in accrued interest receivable                       1,839            2,128
      Increase in prepaid expenses and other assets                (5,535)          (4,407)
      Decrease in other liabilities                                (5,466)         (23,122)
      Net amortization of yield adjustments                        (1,055)          (2,215)
      Other items, net                                              2,271           (2,306)
- -------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        24,790            1,549
- -------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                          422,596          388,864
Loans originated and purchased for investment                    (347,883)        (297,344)
Loans receivable sold                                              18,658           34,925
Principal repayments on mortgage-backed securities                180,805          225,645
Mortgage-backed securities purchased for investment              (136,110)        (124,953)
Maturities of marketable debt securities                          127,523              250
Purchase of marketable debt securities                           (105,894)         (83,596)
Additions to real estate held for investment                       (3,447)          (4,693)
Real estate sold                                                   13,199           11,820
(Increase) decrease in investment in Federal Home
     Loan Bank stock                                                1,897             (171)
Purchase of office properties and equipment                        (4,417)          (2,649)
Proceeds from sales of office properties and equipment                637              126
Acquisition of Elm Financial, net of cash and
     cash equivalents acquired of $11,002.                        (15,655)              --
- -------------------------------------------------------------------------------------------
  Net cash provided by investing activities                       151,909          148,224
- -------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase (decrease) in checking and savings deposits          (25,723)          26,867
Proceeds from sales of certificates of deposit                    212,258          223,868
Payments for maturing certificates of deposit                    (231,861)        (284,697)
Net proceeds from issuance of subordinated notes                   33,422               --
Repayment of FHL Bank advances                                    (47,279)             (61)
Decrease in other borrowings, net                                 (67,453)         (83,121)
Repayment of subordinated capital notes                                 -          (12,434)
Interest credited on subordinated capital notes                         -              146
Redemption bonus on subordinated capital notes                          -              144
Dividends paid to stockholders                                     (3,836)          (3,620)
Net proceeds from exercise of stock options                           907              823
Decrease in advance payments by borrowers
    for taxes and insurance                                       (14,865)         (13,032)
- -------------------------------------------------------------------------------------------
  Net cash used by financing activities                          (144,430)        (145,117)
- -------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   32,269            4,656

Cash and cash equivalents at beginning of period                  311,567          314,623
- -------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    343,836     $    319,279
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Interest credited on deposits                             $     82,941     $    104,203
   Interest paid on deposits                                        8,661           11,272
   ----------------------------------------------------------------------------------------
   Total interest paid on deposits                                 91,602          115,475

   Interest paid on borrowings                                      9,745           17,156
   Income taxes paid, net                                          13,514           17,679
   Common stock issued in acquisition of Elm Financial             19,766               --
   Real estate acquired through foreclosure                        24,821           36,528
   Loans originated in connection with real estate
      acquired through foreclosure                                 13,199           26,761

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three- and nine-month period ended September 30, 1993 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3. At September 30, 1993 the Bank had outstanding commitments to originate 1-4 family, real estate loans of $49.4 million. Of these commitments, $23.8 million were for adjustable-rate loans and $25.6 million were for fixed-rate loans. Most of these commitments expire after sixty days. Unused home equity lines of credit totaled $30.8 million as of September 30, 1993.
   Also, the Bank had a commitment to purchase a $24.7 million mortgage-backed security at September 30, 1993. The Bank anticipates funding the origination and purchase commitments with excess liquidity.

   At September 30, 1993 the Bank held commitments to sell $51.7 million of fixed-rate, 1-4 family real estate loans. Market value losses, if any, related to these commitments have been reflected in the consolidated financial statements.

4. On February 23, 1993, the Company acquired ("the Acquisition") Elm Financial Services, Inc. ("Elm Financial"). The unaudited Pro Forma Combined Statements of Income presented below report the combined results of operations of the Company and Elm Financial for the nine-month periods ended September 30, 1993 and 1992 as if the Acquisition had been effective on January 1, 1993 and January 1, 1992, respectively, after giving effect to the purchase accounting adjustments.

   The unaudited Pro Forma Condensed Combined Statements of Income reflect the application of the purchase method of accounting. Under this method of accounting, the aggregate cost to the Company of the Acquisition was allocated to the assets acquired and liabilities

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME





                                     Proforma Results
                                   For the Nine Months Ended
                                   -------------------------
                                  September 30, September 30,
                                      1993         1992
                                   ----------   ----------
    Interest income                 $200,307     $235,501
    Interest expense                 103,718      142,629
                                   ----------   ----------
    Net interest income               96,589       92,872
    Provision for loan
      losses                           9,676        7,775
                                   ----------   ----------
    Net interest income
      after provision for
      loan losses                     86,913       85,097

    Other income                      23,010       21,406
    Other expense                     61,978       57,973
    Loss on foreclosed
      real estate                        990        1,033
                                   ----------   ----------
    Pre-tax income                    46,955       47,497
    Income taxes                      14,933       16,620
                                   ----------   ----------
    Net income                      $ 32,022     $ 30,877
                                   ----------   ----------
                                   ----------   ----------

    Earnings per share:
      Primary                          $2.34        $2.31
      Fully Diluted                     2.32         2.29


5. The following schedule details the net effect during the first half of 1993 of the Acquisition on cash and cash equivalents:

   -------------------------------------------------
   -------------------------------------------------
   Purchase price                            $48,194
   Less:  issuance of St. Paul stock          19,766
   Less:  Elm stock acquired in 1992           1,771
   -------------------------------------------------
   Cash paid for Acquisition                  26,657
   Cash and cash equivalents acquired         11,002
   -------------------------------------------------
   Acquisition of Elm Financial, net of
     cash and cash equivalents acquired      $15,655
   -------------------------------------------------
   -------------------------------------------------