Form 10-Q/A
period 1993-06-30
ST PAUL BANCORP INC
filed 1994-01-27
CIK 810578

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

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                SECOND AMENDMENT

This second amendment to St. Paul Bancorp Inc.'s Quarterly report on Form 10-Q for the quarter ended June 30, 1993 is being made to file the signature page for Form 10-Q/A dated and executed on January 21, 1994.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ST. PAUL BANCORP, INC.
                                           ------------------------------------
                                                        (Registrant)


Date: January 21, 1994                     By:    /s/ Joseph C. Scully
      -----------------                    -------------------------------------
                                                      Joseph C. Scully
                               Chairman of the Board and Chief Executive Officer
                                                  (Duly Authorized Officer)




Date: January 21, 1994                     By:     /s/ Robert N. Parke
      ----------------                     -------------------------------------
                                                          Robert N. Parke
                                                       Senior Vice President
                                                   (Principal Financial Officer)

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    ST. PAUL BANCORP, INC.
                                         --------------------------------------
                                                        (Registrant)


Date: January 27, 1994                   By:    /s/ Joseph C. Scully
      ----------------                   --------------------------------------
                                                    Joseph C. Scully
                               Chairman of the Board and Chief Executive Officer
                                               (Duly Authorized Officer)


Date: January 27, 1994                   By:     /s/ Robert N. Parke
      ----------------                   --------------------------------------
                                                          Robert N. Parke
                                                       Senior Vice President
                                                   (Principal Financial Officer)