Form 10-Q/A
period 1993-09-30
ST PAUL BANCORP INC
filed 1994-01-27
CIK 810578

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

                     ST. PAUL BANCORP, INC.
                       AND SUBSIDIARIES

                            SECOND AMENDMENT

This second amendment to St. Paul Bancorp Inc.'s Quarterly report on Form 10-Q for the quarter ended September 30, 1993 is being made to file the signature page for Form 10-Q/A dated and executed on January 21, 1994.

                               SIGNATURES
                               ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ST. PAUL BANCORP, INC.
                                      --------------------------
                                            (Registrant)


Date: January 21, 1994       By:    /s/ Joseph C. Scully
                                 --------------------------------
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: January 21, 1994       By:     /s/ Robert N. Parke
                                 --------------------------------
                                          Robert N. Parke
                                       Senior Vice President
                                   (Principal Financial Officer)

                                 SIGNATURES
                                 ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ST. PAUL BANCORP, INC.
                                 ------------------------------
                                            (Registrant)


Date: January 27, 1994       By:    /s/ Joseph C. Scully
                                 ------------------------------
                                        Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: January 27, 1994       By:     /s/ Robert N. Parke
                                 ------------------------------
                                         Robert N. Parke
                                      Senior Vice President
                                  (Principal Financial Officer)