Form 10-K
period 1993-12-31
ST PAUL BANCORP INC
filed 1994-03-30
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

        |X|       Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1993
                                       or
        |_|    Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
           For the Transition period from ____________to ____________

                          Commission File No. 0-15580

                             St. Paul Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     36-3504665
- ----------------------------------                       --------------------
 (State or other jurisdiction                               (I.R.S. Employer
    of incorporation or organization)                    Identification  No.)

6700 West North Avenue, Chicago, Illinois                          60635
- -----------------------------------------                     --------------
(Address of principal executive offices)                        (Zip Code)

     Registrant's telephone number, including area code: (312) 622-5000.

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

                        Preferred Stock Purchase Rights
                        --------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].

     Based upon the market price of the registrant's common stock as of March 18, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant is $326,842,109.*

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, is:

                Class:  Common Stock, par value $0.01 per share.
                Outstanding at March 18, 1994:  19,696,331 shares.

                      Documents Incorporated By Reference:
PARTS I, II, AND IV:
      Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1993.
PART III:
       Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 4, 1994. Notwithstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.
- -----------

* Solely for purposes of this calculation, all executive officers and directors of the registrant are considered to be affiliates. Also included are shares held by various employee benefit plans where trustees are directors of the registrant.

                                     PART I
ITEM 1.    BUSINESS

GENERAL


     St. Paul Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in February 1987 by authorization of the Board of Directors of St. Paul Federal Bank For Savings ("St. Paul Federal" or the "Bank") for the purpose of becoming the holding company of St. Paul Federal upon the Bank's conversion from federal mutual to federal stock form.

     As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. The Company is presently conducting business as a non-diversified unitary thrift holding company. The holding company structure allows the Board of Directors greater flexibility to diversify and expand its business activities, through newly formed subsidiaries or through acquisitions of insured depository institutions and other companies. See "Regulation -- Thrift Holding Company Regulation."
At present, the primary business of the Company is the business of St. Paul Federal, a federally chartered stock savings bank.

     St. Paul Federal is a consumer oriented retail financial institution, operating 50 banking offices throughout the Chicago, Illinois metropolitan area, including 15 "in-store" full-service offices located in OMNI(R) grocery superstores. The in-store banking offices provide the Bank access to an expanded retail customer base. Through each of its banking offices, the Bank attracts retail deposits from the general public in the neighborhoods and surrounding suburbs of metropolitan Chicago with high levels of home ownership and favorable savings patterns. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     The Bank focuses its current lending activities on the origination and purchase of mortgages secured by 1-4 family residential properties and the purchase of mortgage-backed securities ("MBS"). In addition to originating loans its local market area, the Bank utilizes a correspondent loan program to originate 1-4 family loans in the states of Illinois, Wisconsin, Indiana, Michigan, and Ohio. The Bank also offers a variety of consumer loan products.

     The Bank's focus on retail operations includes significant diversification of income sources beyond net interest income. The Bank has approximately 146,000 checking accounts, which generate significant fee income. The Bank engages in mortgage banking activities and operates approximately 174 automated teller machines ("ATMs") throughout the Chicago metropolitan area.

     In 1994, the Bank plans to originate mortgage loans secured by 5 to 35 unit apartment buildings located in the Chicago metropolitan area. Management has targeted the origination of $50 million of loans under this new multi-family lending program in 1994.

     On February 23, 1993, the Company acquired Elm Financial Services, Inc., the holding company for Elmhurst Federal Savings Bank, an FDIC insured savings bank

(the "Elm Acquisition"). The acquisition of Elm Financial added 8 offices to the Bank's branch network and significantly expanded the Bank's presence in eastern Du Page County, Illinois. For further discussion see "Acquisition Activities" in Management's Discussion and Analysis and "NOTE Y -Acquisition of Elm Financial" to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     The Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank is subject to comprehensive examination, supervision and regulation by the Office of Thrift Supervision (the "OTS") and the FDIC. The Bank is also regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Regulation of the Bank by the FDIC, the OTS and the Federal Reserve Board is intended primarily for the protection of depositors. See "Regulation."

     The Bank controls three principal subsidiaries:   Investment Network,
Inc., which engages in the discount brokerage business; St. Paul Service, Inc. ("SPSI"), which operates an insurance brokerage business; and Managed Properties, Inc., which manages foreclosed real estate.

     During 1991, the Company established a second wholly-owned subsidiary, Annuity Network, Inc. ("ANI"), which began operations on November 1, 1991. The business activity of ANI is the sale of annuity products. Prior to the incorporation of ANI, annuity products had been sold by SPSI, a subsidiary of the Bank. The earnings and cash flows of ANI are affected by the revenue lease sharing arrangement with SPSI which was entered into on June 30, 1993. This agreement was designed to compensate SPSI for providing ANI access to its customers. While the agreement impacts the earnings and cash flows of the two companies, it has no impact on the consolidated results of operations.

     During 1993, the Company acquired St. Paul Financial Development Corporation ("St. Paul Financial") from the Bank at its fair market value. St. Paul Financial primarily engages in single family real estate development in the Chicago metropolitan area.

     The Company's executive offices are located at 6700 West North Avenue, Chicago, Illinois 60635, telephone (312) 622-5000. Financial information contained in this Form 10-K concerning the Company is presented on a consolidated basis with its subsidiaries, unless otherwise indicated.

     See page 21 of Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto for an overview of the Bank's investing and financing activities.


MARKET AREA

     St. Paul Federal is based in Chicago, Illinois, the third largest metropolitan area in the United States. Based on total assets of $3.7 billion at December 31, 1993, St. Paul Federal was the largest independent savings institution headquartered in Illinois. The Bank's deposits are primarily derived from the areas where its 50 banking offices are located. The Bank does not actively solicit deposits outside the Chicago metropolitan area and does not use brokers to obtain deposits.

     St. Paul Federal strives for the betterment of the greater Chicago area and particularly those communities and neighborhoods it serves directly. The Bank attempts to serve the credit needs of the communities where its offices are located. In fulfilling the credit needs in its principal lending communities, the Bank funded over $1.7 billion in 1-4 family residential mortgage loans in the metropolitan area from 1989 through 1993.

     See "Liquidity" and "Credit" in Management's Discussion and Analysis and "NOTE W - Concentration of Credit Risk" to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto and "Multi-Family and Commercial Real Estate Loans" below, for a discussion of asset origination and purchases beyond the Chicago area market.

INVESTMENTS

     Federally chartered savings banks have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit at insured depository institutions, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Historically, the Bank has limited its investments to United States Treasury obligations, securities of various federal agencies, and federal funds.

     The Bank is required to maintain liquid assets at minimum levels which vary from time to time. St. Paul Federal's liquid investments primarily include United States government and agency securities and federal funds sold. See "Liquidity" in Management's Discussion and Analysis, and "NOTE B - Cash and Cash Equivalents," "NOTE C - Marketable-Debt Securities," and "NOTE K - Federal Home Loan Bank Stock" contained in the 1993 annual report to shareholders filed as an exhibit hereto. See "Regulation" following.

     The Bank's investment policy allows the Bank to deal only with primary government securities dealers. The Bank's policy permits investment in corporate bonds of at least "AA" or equivalent rating but limits investments to no more than $5.0 million in bonds of any one corporate issuer. The policy permits investments in United States Treasury and government securities with terms up to five years, negotiable certificates of deposit, bankers' acceptances, commercial paper with terms up to nine months, and federal funds with terms of no more than one year. The amount of the Bank's investments in term federal funds, negotiable certificates of deposit and commercial paper are limited by Bank policy based on a specified percentage of liquidity. The Bank places overnight federal funds with large commercial banks in the United States, based upon periodic review of the financial condition of these institutions. Based upon the results of this review, the Bank limits investments in overnight federal funds with these financial institutions at predetermined levels, approved by the Board of Directors.

     The following table sets forth the carrying amounts of investment securities on a consolidated basis at December 31:


Dollars in Thousands
- --------------------------------------------------------------------------------
                                               1993          1992          1991
- --------------------------------------------------------------------------------
Federal funds sold                       $   56,200    $   49,000    $   15,800
Cash equivalent marketable-debt
  securities:
 U. S. Treasury securities                   15,503         7,048         5,834
 U. S. Agency securities                    176,823       182,579       247,355
 Other marketable debt-securities
 of the U.S. Government                     142,051       107,732        25,410
- --------------------------------------------------------------------------------
                                         $  390,577    $  346,359    $  294,399
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Weighted average interest rate                 3.54%         3.63%         4.81%
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Of the $390.6 million of investment securities at December 31, 1993, $269.7 million at a weighted average rate of 3.16% will mature within one year and $120.8 million at a weighted average rate of 4.38% will mature between one and five years.


     Trading Account. Prior to 1994, the Bank maintained a trading account which was used to buy and sell specifically identified assets for market gains. Beginning in 1994, the Bank discontinued these trading account activities in order to focus more attention on other investment activities. The Bank had no securities in its trading portfolio at December 31, 1993, 1992 and 1991.

     See "RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED DECEMBER 31, 1993 AND 1992. Other Income" in Management's Discussion and Analysis in the 1993 annual report to shareholders filed as an exhibit hereto for a discussion of the classification of MBS originated through mortgage banking operations as trading account assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities," as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

MORTGAGE-BACKED SECURITIES

     The Bank purchases and holds for investment MBS which are backed by 1-4 family mortgage loans. The MBS portfolio includes both purchased securities and swapped mortgages that are held as long-term investments. This portfolio includes both fixed- and adjustable-rate securities backed by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and Government National Mortgage Association ("GNMA") as well as privately issued securities. MBS qualify as mortgage loans for income tax purposes (see "Regulation - Taxation"). See "Liquidity" in "Management's Discussion and Analysis," contained in the 1993 annual report to shareholders filed as an exhibit hereto, for discussion of other attributes of MBS.

     The following table summarizes MBS portfolio held for investment at December 31, 1989 through 1993 (dollars in thousands):

                                                    At December 31
                         1993    %        1992    %        1991    %        1990    %         1989    %
- --------------------------------------------------------------------------------------------------------
FHLMC                $189,789   26%   $ 83,352   13%   $120,953   17%   $136,720   20%    $151,245   24%
FNMA                  167,480   23     121,331   19     163,920   23     184,688   27      204,247   32
GNMA                    2,312    0       6,368    1       7,465    1       8,433    1        9,452    1
Privately issued      374,068   51     432,890   67     425,016   59     359,225   52      277,216   43
- --------------------------------------------------------------------------------------------------------
  Total MBS          $733,649  100%   $643,941  100%   $717,354  100%   $689,066  100%    $642,159  100%
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
Weighted average rate      5.91%            7.26%            8.61%            9.09%             8.99%
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

                                                    At December 31
                         1993    %        1992    %        1991    %        1990    %         1989    %
- --------------------------------------------------------------------------------------------------------
Adjustable rate      $539,486   74%   $328,422   51%   $281,616   39%   $251,049   36%    $177,834   28%
Fixed rate            194,163   26     315,519   49     435,738   61     438,017   64      464,325   72
- --------------------------------------------------------------------------------------------------------
  Total MBS          $733,649  100%   $643,941  100%   $717,354  100%   $689,066  100%    $642,159  100%
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------


        Of the $733.6 million of MBS held at December 31, 1993, $10.6 million at a weighted average rate of 5.82% is contractually scheduled to mature within one year, $50.3 million at a weighted average rate of 5.85% is contractually scheduled to mature in one to five years, $85.4 million at a weighted average rate of 5.90% is contractually scheduled to mature in five to ten years, and $587.3 million at a weighted average rate of 5.92% is contractually scheduled to mature after 10 years.

        The Bank purchases MBS issues of government sponsored enterprises (i.e. FNMA, FHLMC, GNMA) or private labels rated at least "AA" by a major rating agency. If, subsequent to purchase, a security is downgraded below "AA" by a nationally recognized rating agency, the Bank reevaluates the credit worthiness of the security to determine whether it should be sold. See "NOTE A
- - Summary of Significant Accounting Policies" contained in the 1993 annual report to shareholders filed as an exhibit hereto.

        St. Paul Federal also acquires MBS under matched funding arrangements whereby the Bank can enhance its net interest income with profitable spread opportunities and low costs of execution and servicing. The Bank also owns MBS that relate to 1-4 family mortgages originated by St. Paul Federal that were swapped with FNMA or FHLMC for their government sponsored agency certificates.

        As of December 31, 1993, 16.5% of the Bank's MBS were acquired as a result of such swaps. All of the MBS created through the securitization of 1-4 family loans during 1993 and 1992 were sold during each of the respective years. See "Sale of Mortgages and MBS" following.

        The following table summarizes MBS purchases for the years ending December 31, 1989 through 1993 (dollars in thousands):

MBS Purchases
- -------------
                                                    At December 31
                      1993     %         1992     %         1991     %         1990     %        1989     %
- -------------------------------------------------------------------------------------------------------------
FHLMC               $113,118  34 %    $   -       - %     $   -       - %    $   -      - %    $    -     - %
FNMA                  79,747  24          -       -           -       -          -      -           -     -
Privately issued    $ 82,996  25       218,224   100       217,697  100       130,269  100      264,914  100
Acquired from Elm
  Financial           57,192  17           -      -           -      -           -      -          -      -
- -------------------------------------------------------------------------------------------------------------
    Total           $333,053  100%     218,224   100%     $217,697  100%     $130,269  100%    $264,914  100%
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

Adjustable rate     $332,873  100%    $168,989    78%     $194,632   89%     $114,907   88%    $157,108   59%
Fixed rate               180    *       49,235    22        23,065   11        15,362   12      107,806   41
- -------------------------------------------------------------------------------------------------------------
Total               $333,053  100%    $218,224   100%     $217,697  100%     $130,269  100%    $264,914  100%
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------

* Less than one percent.


LENDING

     1-4 Family Mortgage Loans. At December 31, 1993, St. Paul Federal held in its loan portfolio $1.1 billion of first mortgage loans secured by 1-4 family residential housing, or 95.2% of its total 1-4 family mortgages. The remaining 4.8% of 1-4 family mortgage loans held in portfolio as of December 31, 1993 represented junior mortgages.

      The Bank's loans are predominately "conventional" loans, i.e., loans that are not insured by the Federal Housing Administration ("FHA") or guaranteed by
the Veterans Administration ("VA").   As of December 31, 1993, the Bank's 1-4
family mortgage loan portfolio was comprised of $1.0 billion of individual loans originated by St. Paul Federal (including loans acquired from Elm Financial) and $177.7 million of loans purchased from other institutions. Purchased loans have included mortgages with servicing retained and with servicing released. Also, purchased mortgage servicing rights have been acquired.

     During 1993, the Bank originated adjustable-rate mortgage loans ("ARMs"), ARMs with initial fixed-interest rate periods of 3-5 years and fixed rate mortgage loans. All ARM loans (including those loans with initial fixed-interest rate periods ranging from 3-5 years) fully amortize over a 30 year period and have interest rate and payment adjustments made at regular intervals based on various rate indices. During 1993, the majority of ARMs originated were tied to the national cost of funds, the 11th district cost of funds, or the one-year constant maturity treasury bill. Fixed rate loans were originated for 10-, 15- and 30 year periods. The 15 and 30 year fixed-rate mortgage loans fully amortize at their maturity while the 10-year fixed-rate mortgage loan requires both monthly amortization based upon a 30-year amortization schedule and a balloon payment upon maturity. In the past, the Bank also originated a 7 year balloon mortgage, which provided for monthly amortization based upon a 30-year amortization period. Although the Bank currently does not originate this product, $39.2 million of these mortgages were held at December 31, 1993. Generally, the Bank's policy is to sell conforming 15 and 30 year fixed rate loans in the secondary market. See "Sales of Mortgages and Mortgage Backed Securities" discussion following.

    The Bank achieved record origination volumes in 1993 due to record mortgage refinancings caused by the lowest mortgage rates in over twenty years. The Bank originated $172.2 million of ARMs, $151.8 million of ARMs with initial fixed-interest rate periods of 3-5 years, and $211.6 million of fixed-rate loans in 1993. See Management's Discussion and Analysis - "Credit" and "Results of Operations - Comparison of Years Ended December 31, 1993 and 1992" contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     At December 31, 1993, 63% of the Bank's 1-4 family loan portfolio was comprised of adjustable rate loans (including ARMs with initial fixed-interest rate periods of 3-5 years) and 37% of the portfolio was comprised of fixed rate loans. Of the adjustable rate products held in the Bank's portfolio, the majority reprice based upon one of the following three indices: the national cost of funds, the 11th district cost of funds, or the one year constant
maturity treasury bills.   Original repricing intervals range from one month to
five years, with the majority of the adjustable rate mortgage loans repricing on an annual basis. The weighted average lifetime caps on the Bank's adjustable rate 1-4 family mortgage loans at December 31, 1993 approximated 13%. At December 31, 1993, $112.5 million of 1-4 family loans were at their weighted average floor rate of 8.24%. This weighted average floor was 158 basis points higher than the fully-indexed loan rate at December 31, 1993.

     The Bank's primary method of originating 1-4 family mortgages is through applications taken in its retail branches and servicing departments. Demand for 1-4 family loans is created through both advertisement and promotion and referrals from builders and real estate brokers.

     The Bank's secondary method of originating 1-4 family mortgages is through loan correspondents (mortgage brokers and other financial institutions) primarily located in Illinois. In addition, the Bank has developed correspondent lending relationships to originate loans in selected areas of surrounding states, which include Wisconsin, Indiana, southwest Michigan, and Ohio. During 1993, $110.8 million of 1-4 family mortgage loans were originated through correspondents in Illinois and $66.0 million of mortgage loans were originated through brokers in surrounding states. At December 31, 1993, $203.1 million of the Bank's 1-4 family mortgage loan portfolio had been originated through Illinois brokers and $97.8 million had been originated through brokers in surrounding states.

     The Bank's loan approval process assesses both the prospective borrower's ability to repay and the adequacy of the property as collateral for the loan requested. Detailed residential loan applications are submitted to salaried, full-time employees of the Bank with designated credit approval dollar limits. Where the loan approval exceeds an employee's authority, the credit is reviewed by increasingly higher levels of management. The Bank generally requires that borrowers obtain mortgage insurance on the portion of the loan which exceeds 80% of the value of the real estate and improvements. St. Paul Federal does not fund conventional mortgage loans which exceed 95% of the value of the real estate securing the loan.

     St. Paul Federal's mortgage lending is subject to prescribed loan origination procedures which are based upon the standards of the FNMA, FHLMC and other institutional investors. Property appraisals on the real estate collateral securing St. Paul Federal's 1-4 family mortgage loans are made by staff appraisers and by independent appraisers approved by the Bank's Board of

Directors. Appraisals of 1-4 family properties by independent appraisers are reviewed by the Bank's staff appraisers.

     Loan packages received from correspondents are underwritten before disbursement in accordance with the same guidelines the Bank applies to its direct originations. Appraisals are obtained from approved appraisers and are subject to further evaluation by outside consultants or by the Bank's own Appraisal Department.

     The Bank obtains title insurance policies on first mortgage real estate loans. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due.

     Mortgage loans funded by St. Paul Federal include a "due-on-sale" clause, which is a provision giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Due-on-sale clauses are an important means of speeding the repayment of low interest-rate loans in high interest-rate environments. It is St. Paul Federal's policy to actively enforce such clauses. The average life of the Bank's one-to-four family loans varies from year to year with changes in interest rates but has generally ranged from six to nine years.

     The Bank also accesses the secondary market to purchase 1-4 family mortgage loans to supplement its loan originations. Under the Bank's 1-4 family loan acquisition program, St. Paul Federal emphasizes adjustable rate, first mortgages that are also owner occupied. The Bank reviews the reputation of each of the sellers, and servicers if applicable, and generally uses sampling methods to evaluate the quality of the seller's underwriting. In addition, depending on the representations and warranties obtained and other factors, the Bank may review each loan presented in a pool prior to purchase. The Bank only purchases whole loans that meet its established underwriting and pricing requirements. Purchases of 1-4 family mortgage loans have been minimal in recent years. See Management's Discussion and Analysis - "Credit" contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     Multi-Family and Commercial Real Estate Loans.    At December 31,1993, the
Bank had approximately $1.14 billion in multi-family commercial real-estate and land loans outstanding, constituting 48.5% of the Bank's loan portfolio, which were originated through a "Nationwide" lending program.(a) Of this amount, $1.06


- -------------------------------

    (a) The Bank also originated multi-family and commercial real estate loans prior to the establishment of the Nationwide lending program. The remaining loan balance for these assets was assets was $4.8 million at December 31, 1993. Also, the Bank acquired 82 multi-family and commercial real estate loans totaling $29.3 million during 1993 as part of the Elm Financial acquisition.

billion represented multi-family loans, $73.0 million represented commercial real estate loans, and $10.3 million represented land loans. For a discussion of geographic concentration risk associated with the Nationwide lending program, see "NOTE W - Concentration of Credit Risk" to the Consolidated Financial Statements and "Credit" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto.

   Since 1990, the Bank's only multi-family or commercial lending activity outside of the Chicago metropolitan area has been limited to financing arrangements provided to facilitate real estate owned ("REO") sales or to reacquire loans that had been sold with recourse provisions. See "NOTE U - Financial Instruments With Off- Balance Sheet Credit Risk" to the audited financial statements contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     At the time of originations, all of the properties securing the loans that were originated under the "Nationwide" lending program were inspected by
the Bank's loan underwriters.   The Bank obtained appraisals of each property
in accordance with federal regulations. Appraisals used in connection with underwriting were performed by independent appraisers who were members of the American Institute of Real Estate Appraisers (MAI) and were approved by the
Bank's Board Of Directors.   The Bank's original underwriting policy for
multi-family and commercial loans required debt service coverage ratios of 1.10:1, using the midpoint of the interest rate ceilings and floors.
Appraisals performed by independent appraisers during original underwriting indicated loan-to-value ratios for the Bank's multi-family and commercial loans that ranged from 25% to 86% with an average loan-to-value ratio of 71.5% at the time of origination. To minimize the risks involved in originating these loans, Management considered, among other things, the creditworthiness of borrowers (although most of the Nationwide loans have been without recourse against the borrowers), the location of the real estate, the condition and occupancy levels of the real estate collateral, as well as the competitive marketplace and operating results of the property. To ensure that the loan documents complied with applicable state laws, all transactions were reviewed
and closed by local law firms.   Most of the loans were referred to the Bank by
mortgage brokerage firms. Referring mortgage brokers were paid by the borrowers.

     All multi-family and commercial real estate loans were approved by the loan committee of the board of directors. Any loan of $5.0 million or more was reviewed and approved by the entire Board of Directors.

     The Bank has implemented new credit administration procedures for its Nationwide loans in recent years. The credit administration procedures require annual inspections of the real estate serving as collateral for such loans (or more frequent if the Bank deems warranted) and an analysis of the borrowers' operating statements. Also, each Nationwide loan is assigned to a portfolio administrator who has responsibility to monitor and analyze specific geographic areas of the country. The Bank's credit administration procedures require preparation and maintenance of comprehensive credit analyses on all Nationwide loans. Independent appraisals are obtained in accordance with federal regulations or as deemed warranted by Management.

     The Bank's multi-family loans are secured by apartment buildings and complexes. These loans range in amount from $20,000 to $26.6 million, and the apartment complexes securing the loans contain from five to 600 units.
Borrowers are individuals or partnerships with substantial experience in real estate investment and generally, the loans were made on a non-recourse basis. Loan proceeds have been used to purchase the collateral or to refinance existing loans from other financial institutions.

     Of the multi-family and commercial real estate loans, 91.1% were first mortgage liens and 8.9% were second mortgages as of December 31, 1993. Second mortgages were underwritten on the basis of the total outstanding indebtedness, including the senior mortgages.

    The Bank holds sixty commercial real estate loans which are either secured by office buildings, shopping centers, or industrial buildings. The total amount of such loans outstanding at December 31, 1993 was $73.0 million or 3.1.% of the Bank's total loan portfolio. The loans ranged in principal amount from $32,000 to $7.9 million as of December 31, 1993. These loans have been made under similar terms and underwriting criteria as the Bank's multi-family loans.

     Multi-family and commercial real estate loans have been made for up to fifteen-year terms, in most cases with only interest payable during the first five years. Amortization of principal on multi-family and commercial loans generally begins in the sixth year and is based on a 25-year amortization schedule. As of December 31, 1993, approximately 75% or $858.4 million of the Multi-Family, Commercial Real Estate and Commercial Land portfolio is in its amortization term. Prepayment is permitted without penalty in most cases. The initial interest rate generally has been fixed from 8% to 13.5%, depending on the prevailing rates at the time the loan was originated, for initial periods ranging from three months to one year. Following such initial period, the interest rate typically adjusts either quarterly or semiannually, although annual or monthly adjustments have been established in certain instances. Adjustments are made to a level that is a percentage above a specified index. As of December 31, 1993, approximately 90.9% of the Bank's multi-family and commercial mortgage loan portfolio contains adjustable-rate mortgages that
reprice based on a variety of indices including:   the FHLB National Cost Of
Funds Index, the FHLB 11th District Cost Of Funds Index, the U.S. Treasury Bill Index, and the Prime Rate. Interest rate ceilings and floors have been established on the multi-family and commercial loans and, except for loans tied to the Treasury Bill Index, the loans typically do not contain limits on the interest-rate adjustments that may occur in any one adjustment period. The remaining 9.1% of the Bank's multi-family and commercial mortgage loans portfolio contain fixed interest rates.

     At December 31, 1993, $781.7 million, or approximately 81.8%, of Nationwide multi-family and commercial loans were at their weighted average floor rate of 8.05%. This weighted average floor was 174 basis points higher than the fully-indexed loan rate at December 31, 1993. The majority of these loans reprice quarterly and are adjusted to the FHLB National Cost Of Funds Index or the 11th District Cost Of Funds Index. See "Interest Rate Risk" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     In certain other instances, the mortgage notes permit the deferral of interest payments (i.e.., negative amortization) in the event that the applicable interest rate increases above a specified percentage, during the first five years of the loan. In 1993, there were no instances of negative amortization due to market interest rates declining throughout the year. Such deferrals are not permitted to exceed 10% of the original loan amount. At December 31, 1993, total negative amortization on the Nationwide portfolio recorded as income was $204,000.

     The Bank plans to originate loans secured by existing 5-35 unit apartment buildings located in the six county Chicago metropolitan area in 1994. Site inspections and environmental questionnaires will be performed for every property, with a full Phase I environmental investigation and report required for all properties securing loans in excess of $1.0 million. The Bank's internal Commercial Real Estate Review Committee will approve all loan applications. Applications for loans in excess of $1.0 million will also be approved by the Loan Committee of the Board of Directors. The loans originated under this 5-35 unit loan program will be administered under the existing multi-family and commercial Loan Servicing Department of the Bank. Management hopes to originate $50 million of loans under this new program in 1994. See Management's Discussion and Analysis "Credit" contained in the 1993 annual report to shareholders for a discussion of underwriting standards for these loans.

     The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like St. Paul Federal, since environmental contamination may render the security property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for 1-4 family homes on which the Bank lends include comment on environmental influences and conditions. St. Paul Federal attempted to control its exposure to environmental risks with respect to multi-family, commercial and land loans originated under the Nationwide lending program by utilizing one or more of the following techniques: requiring borrowers to agree not to cause or permit the storage, disposal or presence of hazardous substances; by training its lending personnel to recognize the signs of environmental problems when they inspect properties; by requiring borrowers to represent and warrant that properties securing loans do not contain hazardous waste, asbestos or other such substances; by requiring borrowers to indemnify St. Paul Federal, with personal recourse, against environmental losses; by obtaining reports from consulting engineers on all loans to facilitate the sale of real estate owned or secured by non-residential properties and on 5-35 unit residential properties or where the loan exceeds $1 million; and by obtaining further environmental reviews and tests where indicated by information obtained from borrowers or from property inspections or otherwise. No assurance can be given, however, that the value of properties securing loans in the Bank's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase St. Paul Federal's exposure to liability for environmental cleanup.

     Consumer Loans. Federal regulations permit federally chartered savings institutions to make secured and unsecured consumer loans up to 30% of the institution's total assets. In addition, a federal savings institution has lending authority above the 30% limitation for certain consumer loans, such as home equity loans (loans secured by equity in the borrower's residence but not necessarily for the purpose of improvement), property improvement loans and deposit account secured loans. At December 31, 1993, the Bank's consumer loans totaled $19.7 million, or 0.53% of assets. St. Paul Federal originates automobile loans, home improvement loans, education loans, and personal loans that are made to depositors on the security of their deposit accounts. The Bank also offers credit card services through an agency agreement with another financial institution. Beginning in 1993, the Bank no longer owns credit card loans.


Loans Held For Investment

     The following table summarizes loans receivable portfolio held for investment at December 31, 1989 through 1993 (dollars in thousands):


                                                                At December 31
                                              1993    %         1992    %         1991    %         1990    %         1989    %
- --------------------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                         $1,190,273  51%   $1,080,374  47%   $1,145,898  47%   $1,093,571  45%   $  923,585  40%
Multi-family units                        1,057,571  46     1,141,002  50     1,223,759  50     1,257,101  52     1,318,159  57
Commercial                                   73,029   3        66,725   3        65,129   3        71,758   3        69,897   3
Land and land development                    10,307   *         3,126   *         2,304   *         2,400   *          -      -
- --------------------------------------------------------------------------------------------------------------------------------
  Total mortgage loans                   $2,331,180 100%   $2,291,227 100%   $2,437,090 100%   $2,424,830  100%  $2,311,641 100%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

CONSUMER LOANS:
Secured by deposits                      $    2,300  11%   $    2,374   9%   $    3,664  15%   $    4,203   16%  $    4,686  20%
Education (guaranteed)                        2,166  11         2,194   8         2,620  11         2,802   11        1,001   5
Home improvement                              1,110   6         1,589   6         2,367  10         2,735   10        3,444  15
Auto                                         13,971  71         9,704  35         5,198  21         6,062   23        6,571  28
Credit card and personal                        166   1        11,791  43        10,765  43        10,365   40        7,447  32
- --------------------------------------------------------------------------------------------------------------------------------
  Total consumer loans                   $   19,713 100%       27,652 100%   $   24,614 100%   $   26,167  100%  $   23,149 100%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Total loans held for investment          $2,350,893        $2,318,879        $2,461,704        $2,450,997        $2,334,790
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Weighted average rate                              7.88%             8.53%             9.52%            10.07%            10.12%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
*  Less than one percent

                                                                    At December 31
                                              1993    %         1992    %         1991    %         1990    %         1989    %
- --------------------------------------------------------------------------------------------------------------------------------
Adjustable                               $1,688,278  72%   $1,708,346  74%   $1,957,306  80%   $2,081,832  85%   $1,960,157  84%
Fixed                                       662,615  28       610,533  26       504,398  20       369,165  15       374,633  16
- --------------------------------------------------------------------------------------------------------------------------------
Total loans receivable                   $2,350,893 100%    2,318,879 100%   $2,461,704  100%  $2,450,997  100%  $2,334,790 100%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Loan Origination and Purchases

     The following tables sets forth loan origination and purchases for the years ended December 31, 1989 through 1993 (dollars in thousands).

                                              1993    %         1992    %         1991    %         1990    %         1989    %
- --------------------------------------------------------------------------------------------------------------------------------
  1-4 family units:
     Originations                        $  535,574  61%   $  520,572  85%   $  283,492  58%   $  175,047  38%   $  226,215  57%
     Purchases                               13,860   2         7,194   1       151,625  31       189,835  41         1,979   *
  Acquired from Elm Financial               229,083  26           ---   -           ---  --           ---  --           ---   -
  Multi-family units*                        69,962   8        48,847   8        29,623   6        64,248  15       141,422  36
  Commercial                                  1,300   *         5,651   1           -     -         2,650   1         7,768   2
  Land loans                                    ---   -         1,590   *           -     -         2,400   *           -     -
  Consumer                                   25,016   3        32,322   5        24,495   5        25,142   5        21,224   5
- --------------------------------------------------------------------------------------------------------------------------------
    Total                                $  874,795 100%   $  616,176 100%   $  489,235 100%   $  459,322 100%   $  398,608 100%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

    Adjustable rate                      $  402,169  46%   $  248,277  40%   $  241,644  49%   $  371,507  81%   $  339,634  85%
    Fixed                                   472,626  54       367,899  60       247,591  51        87,815  19        58,974  15
- --------------------------------------------------------------------------------------------------------------------------------
    Total                                $  874,795 100%   $  616,176 100%   $  489,235 100%   $  459,322 100%   $  398,608 100%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

    Weighted average rate                          7.40%             7.83%             9.61%            10.12%            10.06%
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
*   Less than one percent



Scheduled Loan Principal Repayments

     The following table sets forth as of December 31, 1993 information regarding the dollar amount of loans receivable maturing in the Bank's portfolio, including assets held for sale, based on either their contractual terms to the maturity or scheduled principal amortization.



Periods During                 Multi-              Total
Which Loans           1-4     Family/               for    Percentage
Mature             Family  Commercial  Consumer   Period     of Total
- ----------------------------------------------------------------------
                                     (Dollars in thousands)
 1994          $   48,266  $   55,297   $13,937   $  117,500      4.9%
 1995-1998        100,406     813,403    11,077      924,886     38.9
 1999 and
  thereafter    1,062,623     272,207     2,174    1,337,004     56.2
               -------------------------------------------------------
 Total         $1,211,295  $1,140,907   $27,188   $2,379,390    100.0%
               -------------------------------------------------------
               -------------------------------------------------------


Loan Repricing

     The following table sets forth certain information at December 31, 1993 regarding the dollar amount of loans receivable maturing in the Bank's portfolio, including assets held for sale, based on their scheduled principal amortization, maturity or scheduled interest-rate repricing. See Management Discussion and Analysis "Interest Rate Risk" and "GAP Table" following.




- -----------------


    (a) 1993, 1992 and 1991 primarily includes loans to facilitate the sale of foreclosed real estate assets and repurchases of assets under recourse arrangements.


Periods During
Which Loans                    Multi-              Total
Mature or             1-4     Family/               for    Percentage
Are Repriced(a)     Family  Commercial  Consumer   Period     of Total
- ------------    --------------------------------------------------------
                              (Dollars in thousands)
 1994           $  534,302  $  923,078   $13,937  $1,471,317      61.8%
 1995-1998         352,528     145,130    11,077     508,735      21.4
 1999 and
   thereafter      324,465      72,699     2,174     399,338      16.8
                -------------------------------------------------------
 Total          $1,211,295  $1,140,907   $27,188  $2,379,390     100.0%
                -------------------------------------------------------
                -------------------------------------------------------



     The following table sets forth as of December 31, 1993 the dollar amount of loans receivable in the Bank's portfolio due after December 31, 1994 categorized by either fixed interest rates or floating and adjustable interest rates.

                                                     Loans Due After
                                                    December 31, 1994
                                                Fixed         Floating and
                                                Rates       Adjustable Rates
                                             --------       ----------------
                                                     (In thousands)
Real estate mortgage loans:
    1-4 family...........................    $403,117             $  759,912(b)
    Multi-family and other...............     197,658                887,952
                                             --------             ----------
    Total real estate mortgage loans.....     600,775              1,647,864
Consumer loans...........................      13,251                    ---
                                             --------             ----------
     Total...............................    $614,026             $1,647,864(a)
                                             --------             ----------
                                             --------             ----------





     Sales of Mortgages and MBS.     While the Bank seeks adjustable-rate loans
for its own portfolio, most fixed-rate loans are originated with terms that permit their sale in the secondary market. St. Paul Federal participates in secondary market activities by selling whole loans and participations in loans to FNMA, FHLMC and various other institutional investors. This practice enables the Bank to satisfy the demand for such loans in its local communities, to meet asset and liability objectives of Management and to develop a source of fee income through loan servicing. In 1993, 1992, and 1991, the Bank arranged for "swap" transactions with FNMA and FHLMC which involved the exchange of


- ----------------------------




    (a)  Subject to limit of rate caps and floors.
    (b) Includes $235.4 million of 1-4 family adjustable-rate mortgage loans that have initial fixed interest rate terms of three- to five-years and
$20.6 million  of renegotiable rate mortgages which adjust every  three or five
years.   Also includes $64.6 million in  five-, seven- and  ten-year multi-family loans which adjust after their respective initial terms, and which are matched to FHL Bank advances having identical terms.

approximately $146.4 million, $208.6 million and $86.9 million, respectively, of fixed-rate mortgage loans held for sale for MBS, which were subsequently sold.

        As the Bank commits to fund fixed-rate 1-4 family loans, it typically secures commitments, approximately sixty days in advance, to securitize and sell such loans into the secondary market. The amounts of the commitments to sell are based on the Bank's estimates of the fixed-rate loans it will fund given then-current interest rates, anticipated rate movements and the Bank's
asset/liability needs.   In general, loans are sold without recourse and
servicing is retained by the Bank.

        The Bank's Credit Review Department in 1994 has begun to perform quality control in-house for agencies purchasing single family loans. Previously, the Bank relied upon the use of consultants to perform these procedures.

        See "NOTE U - Financial Instruments With Off-Balance Sheet Credit Risk" in the 1993 annual report to shareholders filed as an exhibit hereto for a discussion of loans sold with recourse and forward loan sale commitments.


        The following table summarizes mortgage servicing statistics at December 31, 1989 through 1993 (dollars in thousands):

                                                    Years ended December 31
Dollars in thousands              1993            1992            1991            1990            1989
- ----------------------------------------------------------------------------------------------------------
Number of mortgage loans owned     15,215          23,548          21,541          19,591          18,729
Number of mortgage loans
   serviced for others             10,874          12,959          14,168          12,921          13,311
Mortgage loans serviced
   for others                    $719,747        $894,400        $939,424        $891,881        $943,963
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------


     The following table summarizes loans held-for-sale as of December 31, 1989 through 1993 (dollars in thousands):

                                               At December 31
                        1993     %       1992     %       1991     %        1990     %        1989     %
- ---------------------------------------------------------------------------------------------------------
1-4 family units      $21,022   74%    $12,801   67%    $24,319   80%     $   875   13%     $22,137   75%
Education loans         7,475   26       6,218   33       6,126   20        5,695   87        7,573   25
- ---------------------------------------------------------------------------------------------------------
Total                 $28,497  100%    $19,019  100%    $30,445  100%     $ 6,570  100%     $29,710  100%
- ---------------------------------------------------------------------------------------------------------
Weighted average rate      6.97%            7.88%            8.86%           10.32%             9.98%
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------


CREDIT

     See Management's Discussion and Analysis and Management's Discussion and Analysis "Credit" contained in the 1993 annual report to shareholders filed as an exhibit hereto for a discussion of credit issues affecting the Company.

     At December 31, 1993, the Bank's non-performing assets totaled $49.6 million compared to $48.4 million at December 31, 1992. Non-performing multi-family and commercial real estate assets totaled $32.9 million (a) at year end 1993 compared to $32.0 million at December 31, 1992. Of the $32.9 million of non-performing multi-family and commercial real estate assets, $16.5 million represented real estate or real estate collateral located in the state of California. In

- ------------------------
(a) including $2.4 million of land loans.

comparison, $17.8 million of the non-performing multi-family and commercial real estate assets represented real estate or real estate collateral located in the state of California at December 31, 1992.

     The following are descriptions of individual non-performing assets as of December 31, 1993 in which the Company's carrying amount exceeded $3.0 million:

     - A $10.2 million first mortgage loan (210 days delinquent) secured by a 435 unit apartment building located in Kent, Washington. The Bank's net carrying amount of the loan is only $6.0 million since a portion of the ownership interest in the loan was sold without recourse to other institutions and $1.1 million of charge-offs have been recorded. At December 31, 1993, the Bank classified this asset as in-substance foreclosed real estate.

     This property was removed from bankruptcy during the first quarter of 1994 and the Bank anticipates completing foreclosure during the second quarter of 1994. The Bank had begun to make disbursements for capital improvements to the properties which may total $1 million in the aggregate. The Bank will be reimbursed on a pro-rata basis by the investing participants for all disbursements made for this property.

     - A $5.0 million, 176 unit apartment building located in Riverside, California. The Bank is currently marketing the property. To date, no charge-offs have been recorded against this loan.

     - A $3.4 million first mortgage loan (90 days delinquent) secured by a 128 unit apartment building located in Madison, Wisconsin. The property was removed from bankruptcy during the first quarter of 1994 and the Bank anticipates completing foreclosure during the second quarter of 1994. During 1993, approximately $1.9 million of charge-offs were recorded on this loan.

     - A $3.0 million first mortgage loan (60 days delinquent) secured by a 100 unit apartment building located in Colton, California. The property is currently in bankruptcy and the Bank anticipates completing foreclosure during the second quarter of 1994. During 1993, the Bank recorded a $500,000 charge-off on the loan and, at December 31, 1993, approximately $50,000 of the loan was classified as "loss" for which the Bank provided a specific valuation allowance.


     See Management's Discussion and Analysis "Credit" and "NOTE W - Concentration of Credit Risk" to the consolidated financial statements contained in the 1993 annual report to shareholders filed as an exhibit hereto for additional discussion of non-performing assets.

      The Bank had an aggregate recorded investment in troubled-debt restructurings of $15.6 million at December 31, 1993 compared to $25.0 million at December 31, 1992. The $15.6 million of troubled-debt restructurings represent first mortgage loans secured by three multi-family apartment buildings located in the state of Washington which are owned by the same borrower. The Bank has entered into an agreement with the borrower concerning the restructuring of these loans. The properties have undergone substantial construction rehabilitation to rectify building defects. A substantial insurance settlement was reached between the developer and its insurance agencies, which funded some of the new construction costs. The rehabilitation project was completed during 1993.

     The Bank in 1984 purchased a participation with an original face amount of $10 million in an approximately $970 million amortizing note issued by certain partnerships, the general partner of each of which is an affiliate of Olympia and York Developments Limited. At December 31, 1993, the Bank's net carrying amount in the loan was $8.0 million, net of the $1.5 million portion of the loan that the Bank classifies as loss and against which the Bank provides a specific valuation. In addition, the Bank has allocated $930,000 of its general valuation allowance for potential losses on this loan. The note is secured by three large office buildings located in New York City, one of which is currently being prepared for sale. While there has not been a bankruptcy of the borrowers, the fact that they are engaged in the commercial real estate development, ownership, and management business throughout the United States, the fact that commercial real estate values in New York City have been declining for sometime, and the fact that affiliates of the borrowers have gone through bankruptcy or similar proceedings in the United Kingdom and Canada or otherwise have experienced debt payment problems have caused the Bank to view the note as a potential non-performing loan. Because current and anticipated cash flows from the property provide sufficient anticipated debt service coverage to make scheduled interest and principal payments on the note through May 31, 1994, at the very earliest, the note is currently treated as performing by the Bank. However, a higher than normal risk exists that such note could become non-performing in the future, unless a restructure currently under negotiation is agreed to. The Bank is a member of a noteholders steering committee that actively monitors the performance of the borrower under the loan documents, including the occurrence and continuance of any defaults, continually assesses the situation, and considers asset management alternatives with respect to such notes.

     See "NOTE A - Summary of Significant Accounting Policies" contained in the 1993 annual report shareholders filed as an exhibit hereto for a discussion of the Bank's policy for placing loans on a non-accrual status.

    The following table sets forth certain information regarding non-accrual loans and troubled debt restructurings at the dates indicated.

                                             At December 31,
- -----------------------------------------------------------------------------
                                  1993      1992      1991      1990     1989
- -----------------------------------------------------------------------------
                                             (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis:
    Residential real estate:
     1-4 family............... $ 6,045    $ 5,343   $ 4,988   $ 2,617  $ 3,105
     Multi-family.............  12,907     15,559    33,712    10,547    4,167
     Commercial real estate...   2,598        ---     1,582     2,282      ---
     Consumer.................     480        270       371       ---      ---
     Other....................   2,406        ---        60       973      ---
                                ----------------------------------------------
        Subtotal..............  24,436     21,172    40,713    16,419    7,272

Loans delinquent 90 days or
 more accounted for on
 an accrual basis:
     1-4 family...............   5,157      7,416     3,895     3,419    3,129
     Consumer.................      75        771       878       577      121
                                ----------------------------------------------
        Subtotal..............   5,232      8,187     4,773     3,996    3,250
                                ----------------------------------------------

Nonperforming loans........... $29,668    $29,359   $45,486   $20,415  $10,522
                               -----------------------------------------------
                               -----------------------------------------------

Troubled debt restructurings.. $15,646    $25,043   $25,976   $22,046  $19,522
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


     The reversal of interest on non-accrual loans resulted in a reduction in interest income of $2.8 million, $1.7 million, and $3.3 million in 1993, 1992 and 1991, respectively. Interest on delinquent 1-4 family loans that was not collected but was accrued as income because their loan-to-value ratio was less than 80%, totaled $400,000, $425,000, and $539,000 at December 31, 1993, 1992
and 1991, respectively. See "NOTE E - Loans Receivable" to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto, for SFAS #15," Accounting by Debtors and Creditors for Troubled Debt Restructurings" disclosure related to modified loan interest.

     The following table sets forth information on delinquent loans for which the Bank has accrued interest income.

                                                     At December 31,
                                                 (Dollars in Thousands)

                                    % of                % of                % of                % of                % of
Mortgage loans                    Mortgage            Mortgage            Mortgage            Mortgage            Mortgage
  delinquent for:        1993      Loans      1992     Loans     1991      Loans     1990      Loans     1989      Loans
- --------------------------------------------------------------------------------------------------------------------------
    30 to 59 days      $51,732     2.20%    $39,469    1.72%   $67,004     2.72%   $33,983     1.40%   $33,788     1.45%
    60 to 89 days       12,279     0.52      10,237    0.45     10,745     0.44     10,158     0.42      6,887     0.30
- --------------------------------------------------------------------------------------------------------------------------
          Total        $64,011     2.72%    $49,706    2.17%   $77,749     3.16%   $44,141     1.82%   $40,675     1.75%
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------

                                    % of                % of                % of                % of                % of
Consumer loans                   Consumer            Consumer            Consumer            Consumer            Consumer
  delinquent for:        1993      Loans      1992     Loans     1991      Loans     1990      Loans     1989      Loans
- --------------------------------------------------------------------------------------------------------------------------
    30 to 59 days      $   327     1.20%   $    585    1.74%   $   896     2.91%   $   926     2.91%   $   864     2.81%
    60 to 89 days          103     0.38         141    0.42        211     0.69        340     1.07        317     1.03
- --------------------------------------------------------------------------------------------------------------------------
          Total        $   430     1.58%   $    726    2.16%   $ 1,107     3.60%   $ 1,266     3.98%   $ 1,181     3.84%
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------



     The Bank's Credit Review Department evaluates the risk ratings of all multi-family, commercial and 1-4 family mortgage assets on a 9-class scale and, in 1994, will begin to risk rate home equity and other consumer loans. The thirty-two factors in the multi-family and commercial rating system are evaluated under one of the five categories following: property management, financial risks, operating risks, the competitiveness of the marketplace and the condition of the collateral. The 1-4 family rating system uses a matrix with 9 risk factors, heavily weighted toward borrower creditworthiness.
The Bank risk rates all geographic areas in which it does business both in-state and out-of-state, and attempts to detect and report on early warning signs of potentially troubled loans. In addition, credit review creates reports on geographic and other concentrations on a bi-monthly basis, reviews all multi-family credits for upgrade and downgrade, develops "early warning systems" to identify credits for downgrade prior to the normal review cycle and develops profiles of potentially troubled loans.

     Management has integrated the regulatory classification system for problem assets, which requires that such assets be classified as "substandard," "doubtful" or "loss" into its credit rating system. The Bank believes the credit rating system results in loan classifications consistent with applicable regulatory standards. Under the regulations, an asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets will also be classified "substandard" if characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets so classified must have a well defined weakness or weaknesses. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets is not warranted. The Bank charges-off or provides a specific valuation allowance to assets classified as loss. See "Credit" in "Management's Discussion and Analysis" contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     The Bank's credit review function also evaluates off-balance sheet credit risk using the Bank's credit rating system and the Bank includes these credits in its loss reserve methodology.



     At December 31, 1993 the Bank had total classified assets, including off-balance sheet items, of $255.0 million compared to $249.1 million at December 31, 1992. The following table details the components of substandard assets at December 31, 1993 and 1992:

                             December 31,               December 31,
                                  1993                       1992
- ----------------------------------------------------------------------
Non-performing assets:
 REO                      $ 11,884    4.85%          $  5,166    2.15%
 REO "in substance"          8,039    3.28             13,883    5.76
 Delinquent/nonaccrual
  loans                     29,668   12.11             29,359   12.19
                          -----------------          -----------------
         Subtotal           49,591   20.24             48,408   20.10

Loans delinquent 30-59 days:
 In portfolio               16,812    6.86              9,093    3.78
 Sold with recourse          1,766    0.72                ---     ---
                          -----------------          -----------------
         Subtotal           18,578    7.58              9,093    3.78

Loans current and
 performing:
 In portfolio              153,540   62.68            143,044   59.39
 Sold with recourse         23,240    9.49             40,303   16.73
                          -----------------          -----------------
         Subtotal          176,780   72.17            233,137   72.97
                          -----------------          -----------------

Total substandard assets  $244,949  100.00%          $240,848  100.00%
                          -----------------          -----------------
Less: Substandard loans
 sold with recourse         25,006                     40,303
                          -----------------          -----------------
Substandard assets in
 portfolio                $219,943                   $200,545
                          -----------------          -----------------
                          -----------------          -----------------

Percent of Total Assets       5.94%                      5.73%
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------


     Assets classified as doubtful totaled $4.0 million at December 31, 1993 compared to $4.3 million at December 31, 1992. Assets classified as loss totaled $6.1 million at December 31, 1993 and $4.0 million at December 31, 1992.

        Of total classified assets at December 31, 1993, $228.4 million or 89.6% represented Nationwide assets, of which $153.3 million (or 60.1% of total classified assets) consisted of California multi-family assets(a). See "Credit" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto. Of the $228.4 million of classified multi-family assets, $26.5 million were multi-family loans sold with recourse (i.e. off-balance sheet credit risk) which were performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system. Also included in substandard assets were $153.5 million of loans held

- -----------------
a  Also includes a $7.9 million commercial real-estate loan.

in the Bank's portfolio which were performing in accordance with the mortgage notes, but were deemed classified pursuant to the Bank's credit rating system.

     St. Paul Federal has submitted a plan to the OTS to maintain the ratio of classified assets to tangible capital and general loan loss reserves at less than 70%. As of December 31, 1993, the Bank's ratio of classified assets to tangible capital and general valuation allowances was 65.3%, considerably lower than the ratio reported at December 31, 1992 of 79.1%. See "Regulation -- Safety and Soundness Regulations" for additional discussion.

     The following is a summary of activity in the accumulated provision for loan and REO losses for the periods indicated. See also "NOTE F - Accumulated Provision for Loan Losses" and "NOTE I - Foreclosed Real Estate" to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto.

                                          Year Ended December 31,
- --------------------------------------------------------------------------------
                                1993       1992       1991       1990      1989
- --------------------------------------------------------------------------------
                                           (Dollars in thousands)
Balance at beginning of
 period..................... $51,085    $48,392    $46,798    $18,334    $ 6,818
Charge-offs:
 Residential real estate:
    1-4 family..............     187         52        282         34        ---
    Multi-family............  13,863      6,393      9,885      5,877     12,075
    Commercial real estate..     ---      1,100        530        ---      1,000
 Consumer...................     306        695        507         61         45
 Land and land development..     ---        ---        ---        ---        ---
 Real estate owned..........   3,510      1,777        661      5,310      1,804
                             ---------------------------------------------------
 Total charge-offs..........  17,866     10,017     11,865     11,282     14,924

Recoveries:
 Residential real estate:
    1-4 family..............       9        ---          1        ---        ---
    Multi-family ...........     512        127         28      1,638        ---
    Commercial real estate..     ---        ---        ---        ---        ---
 Consumer...................      49          5          2        ---        ---
 Land and land development..     ---        ---        ---        ---        ---
 Real estate owned..........      46        125        428        132        129
                              --------------------------------------------------
                                 616        257        459      1,770        129
                              --------------------------------------------------
  Net charge-offs...........  17,250      9,760     11,406      9,512     14,795
Acquired from Elm Financial.     929        ---        ---        ---        ---

Provisions for losses charged
 to operations..............  12,629     12,453     13,000     37,976     26,311
                             ---------------------------------------------------
Balance at end of period.... $47,393    $51,085    $48,392    $46,798    $18,334
                             ---------------------------------------------------
                             ---------------------------------------------------

Ratio of net charge-offs to
 average loans and REO....       .69%       .41%       .46%       .40%       .59%
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

    The following table presents an allocation of St. Paul Federal's accumulated provisions for loan and REO losses as of the dates indicated:


                                                                     At December 31
- ------------------------------------------------------------------------------------------------------------------------------
                                      1993               1992               1991               1990               1989
- ------------------------------------------------------------------------------------------------------------------------------
                                       % of Total         % of Total         % of Total         % of Total         % of Total
                                        Loans and          Loans and          Loans and          Loans and          Loans and
                                  Amount      REO    Amount      REO    Amount      REO    Amount      REO    Amount      REO
                                 -----------------  -----------------  -----------------  -----------------  -----------------
Balance at end of period                                             (Dollars in thousands)
 applicable to:
   Residential real estate:
     1-4 family. . . . . . . .   $ 2,354     50.5%  $ 2,501     46.4%   $4,108     46.4%  $ 2,709     44.2%  $   311     39.8%
     Multi-family, land &
       commercial. . . . . . .    43,628     47.6    45,018     51.4    40,575     51.1    42,316     53.8    14,259     58.4
   Consumer. . . . . . . . . .       592      1.1     1,162      1.4     1,481      1.2     1,212      1.3       349      1.3
   Real estate owned:
     1-4 family. . . . . . . .        28      0.2        48      0.1         3      0.1        39      0.1       376      0.1
     Multi-family & commercial       791      0.6     2,356      0.7     2,225      1.2       522      0.6     3,039      0.4
- ------------------------------------------------------------------------------------------------------------------------------
                                 $47,393    100.0%  $51,085    100.0%  $48,392    100.0%  $46,798    100.0%  $18,334    100.0%
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------


     As of December 31, 1993, St. Paul's GVA for loans and REO was $42.4 million, compared to $47.1 million reported at December 31, 1992. Although the actual content of the GVA differs between institutions, St. Paul Federal's GVA represents that part of the accumulated loss provisions for loans and REO in excess of asset balances classified as loss for regulatory reporting. In addition to the GVA, the Bank had $5.0 million of specific reserves on loans at December 31, 1993 compared to specific reserves of $2.7 million on loans and $1.3 million on REO at December 31, 1992. See "NOTE A - Summary of Significant Accounting Policies" and "Credit" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto.

   The following table summarizes net mortgage loan and REO charge-offs by state for the year ended December 31, 1993:

                        1-4
    DOLLARS IN      FAMILY REAL               MULTI-FAMILY
    THOUSANDS       ESTATE LOANS             REAL ESTATE LOANS(a)            TOTAL
    ---------------------------------------------------------- ------------------------
    STATE            AMOUNT         %         AMOUNT          %          AMOUNT         %
    -------------------------------------------------------------------------------------
    California     $     89    51.1 %       $ 14,269    84.8 %         $  14,358   84.5 %
    Colorado            ---     ---              ---     ---                 ---    ---
    Connecticut         ---     ---              177     1.1                 177    1.1
    Florida             ---     ---              (31)    (.2)                (31)   (.2)
    Georgia             ---     ---              ---     ---                 ---    ---
    Illinois             64    36.8             (107)    (.6)                (43)   (.2)
    Louisiana           ---     ---                5      .0                   5     .0
    Massachusetts       ---     ---               41      .2                  41     .2
    Minnesota           ---     ---              148      .9                 148     .9
    Pennsylvania        ---     ---              170     1.0                 170    1.0
    Texas                21    12.1               80      .5                 101     .6
    Utah                ---     ---              124      .7                 124     .7
    Washington          ---     ---            1,121     6.7               1,121    6.6
    Wisconsin           ---     ---              635     3.8                 635    3.7
    Other               ---     ---              187     1.1                 187    1.1
    -------------------------------------------------------------------------------------
    TOTAL          $    174   100.0 %       $ 16,819   100.0 %          $ 16,993  100.0 %
    -------------------------------------------------------------------------------------
    -------------------------------------------------------------------------------------

- ----------------

   (a)   Also includes  commercial  real estate  and land  loans.   See "NOTE
E - Loans Receivable" contained in the 1993 annual report to shareholders filed as an exhibit hereto.

 The following table summarizes net mortgage loan and REO charge-offs by state for the year ended December 31, 1992:

                        1-4
    DOLLARS IN      FAMILY REAL                MULTI-FAMILY(a)
    THOUSANDS       ESTATE LOANS              REAL ESTATE LOANS              TOTAL
    ------------------------------------------------------------------------------------
    STATE            AMOUNT     %            AMOUNT       %            AMOUNT      %
    ------------------------------------------------------------------------------------
    California     $     17   18.3 %        $  2,441    27.2 %       $  2,458    27.1 %
    Colorado            ---    ---               (62)   (0.7)             (62)   (0.7)
    Connecticut         ---    ---               800     8.9              800     8.8
    Florida             ---    ---               373     4.2              373     4.1
    Georgia             ---    ---               563     6.3              563     6.2
    Illinois             69   74.2               286     3.2              355     3.9
    Louisiana           ---    ---               237     2.6              237     2.6
    Massachusetts       ---    ---               306     3.4              306     3.4
    Minnesota           ---    ---               871     9.7              871     9.6
    Pennsylvania        ---    ---               250     2.8              250     2.8
    Texas                 7    7.5             1,434    16.0            1,441    15.9
    Utah                ---    ---               600     6.7              600     6.6
    Washington          ---    ---               866     9.6              866     9.6
    Wisconsin           ---    ---                12     0.1               12     0.1
    Other               ---    ---               ---     ---              ---     ---
    ---------------------------------------------------------------------------------
    TOTAL          $     93  100.0 %        $  8,977   100.0 %       $  9,070   100.0
    ---------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------



 The following table summarizes cumulative net mortgage loan and REO charge-offs by state from 1982(b) through December 31, 1993:

                        1-4
    DOLLARS IN      FAMILY REAL              MULTI-FAMILY(a)
    THOUSANDS       ESTATE LOANS            REAL ESTATE LOANS               TOTAL
    ------------------------------------------------------------------------------------
    STATE            AMOUNT       %         AMOUNT         %          AMOUNT           %
    ------------------------------------------------------------------------------------
    California     $    106     2.8 %       $ 18,947    30.8 %        $ 19,053    29.2 %
    Colorado            ---     ---           11,446    18.6            11,446    17.5
    Connecticut         ---     ---            2,022     3.3             2,022     3.1
    Florida             ---     ---            2,822     4.6             2,822     4.3
    Georgia             ---     ---            4,280     7.0             4,280     6.6
    Illinois          3,442    90.3              286      .5             3,728     5.7
    Louisiana           ---     ---            5,679     9.2             5,679     8.7
    Massachusetts       ---     ---            1,988     3.2             1,988     3.0
    Minnesota           ---     ---            2,718     4.4             2,718     4.2
    Pennsylvania        ---     ---              420      .7               420     0.6
    Texas                28      .7            4,752     7.7             4,780     7.3
    Utah                ---     ---            1,146     1.9             1,146     1.8
    Washington          ---     ---            3,457     5.6             3,457     5.3
    Wisconsin           ---     ---            1,347     2.2             1,347     2.1
    Other               235     6.2              187      .3               422     0.6
    ------------------------------------------------------------------------------------
    TOTAL          $  3,811   100.0 %       $ 61,497   100.0 %        $ 65,308   100.0 %
    ------------------------------------------------------------------------------------
    ------------------------------------------------------------------------------------


     See "Management's Discussion and Analysis - Credit and - Results of Operations - Provision for Loan Losses," "NOTE E - Loans Receivable," "NOTE F
- -Accumulated Provision for Loan Losses," "NOTE I - Foreclosed Real Estate," "NOTE W - Concentration of Credit Risk," and "NOTE U - Financial Instruments

- --------------------------





     (a)   Also  includes commercial  real estate  and land  loans.   See "NOTE
E - Loans Receivable" contained in the 1993 annual report to shareholders filed as an exhibit hereto.
     (b) The Bank began its nationwide multi-family and commercial real estate lending program during 1982; however, the first loss experienced on loans originated through this lending program did not occur until 1986.

With Off-Balance Sheet Credit Risk" contained in the 1993 annual report to the shareholders filed as an exhibit hereto.



SOURCES OF FUNDS

     See "Liquidity" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto, for a discussion of the Bank's sources of funds.


     Deposits. St. Paul Federal offers a variety of checking, savings, and time deposit accounts having a wide range of interest rates and terms. Average balances of and rates paid on such deposits at December 31, 1993 and 1992 are set forth in "NOTE N - Deposits" to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto. Interest rates on all deposit accounts are reviewed at weekly meetings of the Bank's Liability Pricing Committee, which is comprised of certain managers of the Bank.

     The Bank attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funds. St. Paul Federal controls the flow of funds primarily by the pricing of deposits to take advantage of opportunities for profitable investment of the funds. In connection with an ongoing review of the Bank's deposit product composition and fee schedule, the Bank initiated a new checking account campaign in the first quarter of 1992. The Bank pays interest rates comparable to those paid on deposits by other insured-depository institutions in its market area. Interest rate increases are also influenced by the Bank's liquidity needs and by competitive factors.

     See "Liquidity" and "Results of Operations-Comparison of Years Ended December 31, 1993 and 1992" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     Many of the checking account products offered by the Bank bear interest. Checking accounts are assessed fees of varying amounts, depending upon the product type, the balance maintained in the account and the number of monthly
transactions executed on the account.   Each of the checking accounts have
access to an electronic banking system using an ATM card. Over 1,800 banking locations are available in the Chicago metropolitan area (65,000 locations worldwide) through a shared electronic network of ATMs. In addition to checking accounts offered to retail bank customers, the Bank also offers a commercial checking account product.

     The Bank offers several types of passbook and statement savings accounts. Some of these accounts feature electronic banking access using an ATM card. The rate paid on savings accounts is reviewed on a quarterly basis. As of December 31, 1993, passbook and statement accounts earned 2.42% interest. The Bank also offers a money market account which is an insured investment account that pays market rates with no withdrawal penalty.

     The Bank also issues fixed and variable rate certificates of deposit ("CDs") of varying maturities. Short-term CDs with maturities of three months can be opened for $500 or more and six-month CDs can be opened for $2,000 or more. The variable-rate CDs have a maturity of eighteen-months and the interest rate earned on the accounts changes weekly throughout the eighteen-month term. There is a substantial penalty for early withdrawal on all CDs offered by the Bank.

      St. Paul Federal's deposit base at December 31, 1993 included $1.8 billion of CDs with a weighted average rate of 4.75%. Of these CDs, approximately $1.1 billion will mature during the twelve months ending December 31, 1994. The Bank will seek to retain these deposits to the extent consistent with its long-term objective of maintaining positive interest rate spreads.
See "Borrowings" discussion following. Depending upon interest rates existing at the time such CDs mature, the Bank's cost of funds may be significantly affected by the rollover of these funds.

     The following table presents the amount of the Bank's time deposits in amounts of $100,000 or more at December 31, 1993 maturing during the periods indicated.

                     Maturing:                                    Amount
                     --------                                     ------
                                                              (In thousands)
      January 1, 1994 to March 31, 1994........                   $ 36,180

      April 1, 1994 to June 30, 1994...........                     22,507
      July 1, 1994 to December 31, 1994........                     34,402
      After December 31, 1994..................                     56,595
                                                                  --------
                                                                  $149,684
                                                                  --------
                                                                  --------

    The following table summarizes the average balance and rate paid on deposits during the three years ended December 31, 1993, 1992, and 1991 (dollars in thousands):


                             1993                1992                1991
- -----------------------------------------------------------------------------
                             Average            Average            Average
                        Balance  Rate       Balance  Rate      Balance  Rate
- -----------------------------------------------------------------------------
Interest bearing
 checking            $   214,201  2.27%  $  162,281  2.83%  $  135,932  5.34%
Non-interest bearing
 checking                 90,161   ---       72,328   ---       62,316   ---
Other non-interest
 bearing accounts         43,923   ---       43,000   ---       29,507   ---
Money Market Accounts    296,818  3.40      257,520  3.92      221,887  5.49
Savings Accounts         770,183  2.66      600,534  3.80      469,789  6.15
Certificates of
 Deposits              1,804,386  4.81    1,852,196  5.82    1,942,722  7.14
- -----------------------------------------------------------------------------
                      $3,219,672  3.80%  $2,987,859  4.86   $2,862,153  6.54%
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

     Individual retirement accounts can be opened using the passbook savings account or any of the CD accounts described above.

     Borrowings.     The following table presents certain information regarding short-term borrowings. For a description of the general terms of such borrowings see "NOTE O - FHL Bank Advances" and "NOTE P - Other Borrowings" to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto.

                                                          At December 31,
- --------------------------------------------------------------------------------
                                                   1993         1992        1991
- ---------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Aggregate Short-term Borrowings:
Balance at end of period...................... $    620     $134,509    $135,060
Interest rate at end of period................     6.98%        6.82%       7.55%
Highest month end balance during the period...  133,419      190,679     392,660
Average balance during the period.............   58,712      148,117     208,193
Average interest rate during the period.......     7.21%        7.65%       7.90%
- ---------------------------------------------------------------------------------
Securities Sold Under Agreements to Repurchase:
Balance at end of period...................... $    ---     $ 45,400    $ 78,000
Interest rate at end of period................      ---%        5.57%       6.57%
Highest month end balance during the period...   44,310       78,000     200,050
Average balance during the period.............   22,746       43,540     139,217
Average interest rate during the period.......     5.67%        6.06%       7.75%
- ---------------------------------------------------------------------------------
Floating Rate Notes:
Balance at end of period...................... $    ---     $ 20,000    $    ---
Interest rate at end of period................      ---%        4.50%        ---%
Highest month end balance during the period...   20,000       20,000     100,000
Average balance during the period.............    5,000       13,389      21,370
Average interest rate during the period.......     4.03%        5.09%       8.12%
- ---------------------------------------------------------------------------------
Borrowings From Federal Home Loan Bank
 of Chicago:
Balance at end of period...................... $    263     $ 67,279    $ 57,060
Interest rate at end of period................     6.95%        8.36%       8.90%
Highest month end balance during the period...   67,279      124,279      92,623
Average balance during the period.............   28,991       90,718      47,009
Average interest rate during the period.......     8.20%        8.80%       8.31%
- ----------------------------------------------------------------------------------
Other short-term borrowings
Balance at end of period...................... $    357     $  1,830     $   ---
Interest rate at end of period................     7.00%        7.00%        ---%
Highest month end balance during the period...    2,544        1,830         ---
Average balance during the period.............    1,975          470         597
Average interest rate during the period.......     7.00%        7.23%       4.19%
- ----------------------------------------------------------------------------------


     As a member of the FHLB System, the FHLB of Chicago generally is allowed to extend credit to St. Paul Federal through advances and letters of credit up to 20% of St. Paul Federal's total assets. As of December 31, 1993, the Bank also had approximately $925.0 million of unused credit lines available to borrow under agreements to repurchase.

     In February 1993, the Company issued $34.5 million of subordinated notes. The Company used the proceeds for general corporate purposes, including the acquisition of St. Paul Financial from St. Paul Federal on June 30, 1993. See "Liquidity" in Management's Discussion and Analysis contained in the 1993 annual report to shareholders filed as an exhibit hereto.

Asset/Liability Management

     See "Interest Rate Risk" section of Management's Discussion and Analysis to the Consolidated Financial Statements contained in the 1993 annual report to shareholders filed as an exhibit hereto.

     The GAP Table, set forth on the following page, identifies the projected maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1993. The GAP Table does not use the contractual maturities of certain categories of assets and liabilities. Because prepayments of loans and withdrawals of deposits are determined by changing economic circumstances and customer behavior, adjustments to contractual terms were needed to obtain a more accurate measure of the repricing of certain asset and liability categories. See Note A to the GAP Table appearing on the following page.

     Management also must adhere to interest-rate risk exposure limits established in June 1990 by the Board of Directors in compliance with Thrift Bulletin ("TB") 13. TB 13 requires that Management measure and report to the Board of Directors the effect that immediate increases and decreases of 100, 200, 300 and 400 basis points in market rates have upon net interest income and market value of portfolio equity.

GAP TABLE(a)


                                                                    at December 31, 1993
- -----------------------------------------------------------------------------------------------------------------------------
                                          Weighted                               More than 6
                                           Average             % of    6 Months   months to                           Over
                                            Rate    Balance   Total    or less     1 year    1-3 years  3-5 years    5 years
- -----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
Investments(b)                              3.68%  $  421,867     12%  $  327,950   $ 10,138  $  22,726   $ 29,763  $  31,290
Mortgage-backed securities:
  Adjustable rate                           4.88      416,037     12      260,218    155,819        -          -          -
  Fixed rate                                7.29      317,612      9       35,049     24,515    103,648     59,148     95,252
Mortgage loans:
  Adjustable and renegotiable rate          7.59    1,686,112     47    1,165,963    317,021    146,762     56,366        -
  Fixed rate                                8.62      645,068     18       69,380     60,838    224,364    129,868    160,618
Consumer loans                              8.40       19,713      1        4,737      1,725      8,728      1,847      2,676
Assets held for sale                        7.17       28,497      1       28,497        -          -          -          -
- -----------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive assets               6.96%  $3,534,906    100%  $1,891,794   $570,056  $ 506,228   $276,992  $ 289,836
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                         1.17%  $  385,664     12%  $  103,858   $ 21,994  $  72,098    $52,091  $ 135,623
  Savings accounts                          2.42      802,025     24      254,847     42,705    139,991    101,144    263,338
  Money market deposit accounts             2.71      301,416      9      301,416        -          -          -          -
  Fixed-maturity certificates               4.75    1,763,513     54      741,874    372,249    453,497    134,931     60,962
- -----------------------------------------------------------------------------------------------------------------------------
                                            3.56    3,252,618     99    1,401,995    436,948    665,586    288,166    459,923
Borrowings:(c)
  FHLB advances                             7.93        7,219      *          263        -        5,558        314      1,085
  Other borrowings                          9.87       36,119      1          -        1,520     34,598        -          -
  Mortgage-backed note                      8.80       16,392      *          -       16,392        -          -          -
- ------------------------------------------------------------------------------------------------------------------------------
                                            9.34       59,730      1          263     17,912     40,156        314      1,085
- -----------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities          3.66%  $3,312,348    100%  $1,402,258   $454,860  $ 705,742   $288,480  $ 461,008
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)       3.30%  $  222,558          $  489,536   $115,196  $(199,514)  $(11,488) $(171,172)
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Cumulative GAP                                                          $ 489,536   $604,732  $ 405,218   $393,730  $ 222,558
Cumulative GAP to total assets without
  regard to hedging transactions                                            13.21%     16.32%     10.94%     10.63%      6.01%
Cumulative GAP to total assets with
  impact of hedging transactions                                            14.02%     16.79%     10.94%     10.63%      6.01%
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------





- ------------------
(a) The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multi-family mortgages were estimated to be prepaid at a rate of approximately 5% per year; adjustable-rate mortgage loans on 1-4 family residences and loan securities were estimated to prepay at a rate of 18% per year; fixed-rate loans and loan securities were estimated to prepay at a rate of 20% per year. Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year depending on the age of the accounts. Regular savings accounts were estimated to be
withdrawn at rates between 15% and 26% per year.   Except for multi-family
loans, the prepayment and withdrawal assumptions included in the Asset/Liability Repricing Schedule applied the most recently available quarterly national interest rate risk assumptions distributed by the OTS.
The Bank assumed a prepayment percentage of 5% instead of the 12% suggested by the OTS because of current market conditions and the nature of the Bank's multi-family portfolio.
(b) Includes investment in FHLB Stock and other stock.
(c) Excludes borrowings by the employee stock ownership plan.

SERVICE CORPORATION ACTIVITIES

        The Bank has six wholly owned subsidiaries; St. Paul Service, Inc. ("St. Paul Service"), St. Paul Securities, Inc., Managed Properties, Inc., Community Finance Corporation, EFS Service Corporation and EFS/San Diego Service Corporation. These subsidiaries are incorporated in the state of Illinois.

        St. Paul Service is an insurance agency providing a variety of insurance coverage including homeowners, automobile, life, disability income, special multi-peril, commercial automobile, dwelling, fire and allied lines, liability, bonds, workers compensation, and group health plans. The Bank Credit Review Department risk rates all annuity insurance companies with which it does business or is contemplating doing business.

        The Bank offers discount brokerage services directly to its customers through Investment Network, Inc, a wholly owned subsidiary of St. Paul Securities, Inc. Investment Network, Inc., provides a full line of investment brokerage services through 52 of the Bank's branches and employs 15 registered principals and 91 registered representatives. As a registered broker/dealer the company is subject to regulation under the Securities Exchange Act of 1934. The Bank Credit Review Department risk rates all broker-dealers and mutual fund seller companies with which it does business or is contemplating doing business.

        Managed Properties, Inc. is engaged in the management of real estate acquired by the Bank through foreclosure of multi-family and commercial real estate loans.

        Community Finance Corporation holds investments in a general partnership which acquires limited partnership interests in low income building development projects to help comply with the Community Reinvestment Act.

        EFS Service Corporation, a subsidiary acquired from Elm Financial, was established to, from time to time, participate in real estate joint venture activities.

        EFS/San Diego Service Corporation, a subsidiary acquired from Elm Financial, owns assets which are leased to others.

        At December 31, 1993, the total amount the Bank was authorized to invest in subsidiary service corporations, not including amounts authorized for investment in conforming loans, was 2% of its total assets, or approximately $74.1 million. At that date, the Bank's direct investment (consisting of capital stock and nonconforming loans) in its service corporations was $14.6 million.

        During 1991, the Company established ANI whose business consists of the sale of annuity products. Prior to the incorporation of ANI, annuity products had been sold by St. Paul Service. During 1993, ANI and St. Paul Service executed a percentage lease revenue sharing arrangement whereby ANI pays St. Paul Service a portion of its commission on the sale of annuity products for use of St. Paul Service's facilities and access to its customers.

        On June 30, 1993, the Company purchased St. Paul Financial Development Corporation ("Development Corporation") from the Bank. The purchase price of the transaction was $9.2 million and represented the fair market value of the Development Corporation at that date (as determined by an independent valuation).

EMPLOYEES

        At December 31, 1993 St. Paul Federal had 1,046 full-time equivalent employees. The 1,046 consists of 917 full-time employees and 246 part-time employees and 81 reserve employees. The St. Paul Federal employee benefit program includes, among other benefits, an educational assistance program to encourage ongoing employee development. In 1993, 84 employees were involved in undergraduate, graduate and management certificate programs. In addition, 190 employees have become Illinois Life Producers Representatives and 91 employees have become registered with the National Association of Securities Dealers, Inc. ("NASD"), with 91 becoming registered securities representatives of the Bank's discount brokerage subsidiary and 21 becoming registered agents for the Bank.

        In connection with the Elm acquisition, in which the Bank acquired 8 full-service branch facilities, the Bank added 73 full time equivalents, consisting of 60 full-time employees and 13 part-time employees.

COMPETITION

        St. Paul Federal experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. The primary factors in competing for deposit accounts are interest rates, the quality and range of financial services offered, convenience of office locations and office hours. Competition for deposit accounts comes primarily from other federally insured depository institutions such as other savings institutions, commercial banks and credit unions, money market funds and other investment alternatives. Additional competition for deposits comes from various types of corporate and government borrowers and insurance companies.

        The primary factors in competing for loans are interest rates, loan origination fees, customer relationships, reputation, market presence and the quality and range of lending services offered. Competition for origination of first mortgage loans comes primarily from mortgage brokers, other savings institutions, mortgage banking firms, commercial banks, insurance companies and real estate investment trusts.

        The OTS's statement of policy on branching by federally chartered savings institutions generally permits nationwide branching. However, nationwide branching is not permitted to the extent that it would result in formation of a multiple savings and loan holding company controlling savings institutions in more than one state. Generally, the formation of multi-state, multiple savings and loan holding companies is prohibited unless one of three exemptions exists. The first exemption authorizes a savings and loan holding company or any of its savings institution subsidiaries to acquire an institution or operate branches in another state following a supervisory acquisition. The second exemption relates to grandfathered branching rights and the third exemption relates to specific approvals under the law of the state in which the acquired institution or branches are located. Additionally, OTS regulations allow a federal savings institution to establish, in any state in which the institution has its home or branch office, agency offices which only service and originate (but do not approve) loans and contracts, manage or sell real estate owned by the institution or engage in such other activities (other than accepting payments on savings accounts or approving loans) as may be approved by the OTS.

     St. Paul Federal's market area is experiencing increased competition from the acquisition of local financial institutions by out-of-state commercial banks. In addition, recent changes in Illinois branch banking laws may make Illinois savings institutions more attractive acquisition candidates for out-of-state commercial banks.

Usury Limitations.

     Federal legislation has permanently pre-empted all state interest ceilings applicable to residential first mortgage loans unless the state legislature acted to override the pre-emption by April 1, 1983. The Illinois State Legislature did not act to override the federal pre-emption. At present, Illinois law imposes no ceiling on interest rates for residential real estate loans, including junior mortgage loans. Additionally, federal law permits federally insured savings institutions to charge the highest rate permitted to lenders in Illinois. The Illinois State Legislature has allowed state banks to charge any interest rate on any type of loan, and thus, there are effectively no ceilings on the interest rates which a federal savings bank may charge on a loan in Illinois.

     Other states in which St. Paul Federal acquires loans through its correspondent lending program have varying laws concerning usury. Management believes that all loans acquired by the Bank in other states are in compliance with applicable usury limitations.

                                   REGULATION

GENERAL

        The Company, as a savings institution holding company (a "thrift holding company"), and St. Paul Federal, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS as their primary federal regulator. The Bank also is subject to regulation, supervision and examination by the FDIC and as to certain matters by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

        In recent years there have been a significant number of changes in the manner in which insured depository institutions and their holding companies are regulated. Such changes have imposed additional regulatory restrictions on the operations of insured depository institutions and their holding companies. In particular, regulatory capital requirements for insured depository institutions have increased significantly. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") requires the bank regulatory agencies to impose certain sanctions on insured depository institutions which fail to meet minimum capital requirements. In addition, the deposit premiums paid by insured depository institutions have increased significantly in recent years and will most likely increase in the future.

THRIFT HOLDING COMPANY REGULATION

        General. Under the Home Owners' Loan Act (the "HOLA"), the Company, as a thrift holding company, is subject to regulation, supervision and examination by, and the reporting requirements of, the Director of the OTS.

        The HOLA permits, subject to a number of conditions, the acquisition by a thrift holding company, such as the Company, of control of another savings institution or thrift holding company with prior written approval of the Director of the OTS, including in certain situations an acquisition that would result in the creation of a multiple thrift holding company controlling savings institutions located in more than one state. No director, officer, or controlling shareholder of the Company may, except with the prior approval of the Director of the OTS, acquire control of any savings institution which is not a subsidiary of the Company. Restrictions relating to service as an officer or director of an unaffiliated holding company or savings institution are applicable to the directors and officers of the Company and its savings institution subsidiaries under the Depository Institutions Management Interlocks Act.

        Under HOLA, transactions engaged in by a savings institution or one of its subsidiaries with affiliates of the savings institution generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act. Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things that all transactions with affiliates be on terms substantially the same, and at least as favorable, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board. HOLA contains certain other restrictions on loans and extension of credit to affiliates, and authorizes the

Director of the OTS to impose additional restrictions on transactions with affiliates if the Director determines such restrictions are necessary to ensure the safety and soundness of any savings institution. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve Act.

        As a unitary savings institution holding company (i.e., a holding company with only one savings institution subsidiary), the Company is not currently subject to any additional statutory or regulatory restrictions on the types of activities in which it and its non-savings institution subsidiaries may engage, provided that St. Paul Federal continues to qualify as a qualified thrift lender ("QTL"). If, however, the Company were to acquire control of another savings institution (other than in a supervisory transaction or by merger or consolidation with St. Paul Federal) or if St. Paul Federal were to fail to maintain its status as a QTL, (see "Regulation - Savings Institution Regulation - Qualified Thrift Lender Requirement"), the Company and its subsidiaries, other than its savings institution subsidiary or subsidiaries, would become subject to restrictions on the activities permitted to them.

SAVINGS INSTITUTION REGULATION

        General. St. Paul Federal is subject to supervision and regulation by the Director of the OTS. Under OTS regulations, St. Paul Federal is required to obtain an annual audit by an independent accountant and to be examined periodically by the Director of the OTS. St. Paul Federal is subject to assessments by the OTS and FDIC to cover the costs of such examinations. The OTS may revalue assets of the Bank, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The Director is authorized to promulgate regulations to ensure the safe and sound operation of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. Additionally, under the FDICIA, the OTS has recently proposed safety and soundness regulations relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. The HOLA requires that all regulations and policies of the Director of the OTS for the safe and sound operation of savings institutions are to be no less stringent than those established by the Office of the Comptroller the Currency (the "OCC") for national banks. The Bank, as a member of the SAIF, also is subject to regulation and supervision by the FDIC, in its capacity as administrator of the SAIF, to ensure the safety and soundness of the SAIF. See "-- Insurance of Deposits."

      Effective July 21, 1993, the Bank's Supervisory Agreement entered into with the OTS in July 1990 was terminated. In connection with such termination, the Bank indicated to the OTS that it has no immediate plans to re-enter the multi-family lending business on a nationwide basis and remains committed to reduce the level of the Bank's classified assets as well as to reduce multi-family and commercial loan concentrations outside the State of Illinois.

        Capital Requirements. Under OTS regulations, savings institutions must maintain (i) "core capital" in an amount of not less than 3% of total assets,
(ii) "tangible capital" in an amount not less than 1.5% of total assets and
(iii) a level of risk-based capital equal to 8% of risk- weighted assets. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital is or may become inadequate in view of the particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

        Capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") (subject to certain conditions).

        "Tangible capital" is core capital minus intangible assets and certain investments in subsidiaries, provided, however, that savings institutions may include 90% of the fair market value of readily marketable PMSRs as tangible capital (subject to certain conditions, including any limitations imposed by the FDIC on the maximum percentage of the tangible capital requirement that may be satisfied with such servicing rights).

        In establishing risk-based capital requirements for savings institutions, the Director of the OTS may deviate from the risk-based capital standards applicable to national banks to reflect interest-rate risk or other risks so long as such deviations, in the aggregate, do not result in a materially lower risk-based capital requirement for savings institutions than would be required under the national bank standards.

        In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

        At December 31, 1993, the Bank met all applicable OTS capital requirements on a fully phased-in basis and continues to have capital in excess of OTS regulatory capital requirements on a fully phased-in basis. See "NOTE R
- - Stockholders' Equity" contained in the 1993 annual report to shareholders filed as an exhibit hereto for the Bank's regulatory capital levels at December 31, 1993.

         Under an OCC rule, all national banks must maintain "core" or "Tier 1" capital of at least 3% of total assets. The rule further provides that a national bank operating at or near the 3% capital level is expected to have well-diversified risks, including no undue interest rate risk exposure; excellent control systems; good earnings; high asset quality; high liquidity; well-managed on and off-balance sheet activities; and in general be considered a strong banking organization with a composite 1 rating under the CAMEL rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage requirement will be 4% to 5% of total assets. The OTS is required to issue capital standards that are no less stringent than those applicable to national banks. The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a minimum leverage ratio (defined as the ratio of core capital to total assets) of between 4% and 5%.

         In August 1993, the OTS issued new regulations, effective January 1, 1994, which add an interest-rate risk component to the risk-based capital requirement. Under the new regulation, an institution is considered to have excess interest-rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This new requirement is not expected to have any material effect on the Bank's ability to meet the risk-based capital requirement. The OTS is required to revise its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from non-traditional activities and actual performance and expected risk of loss on multi-family mortgages. Further increases in capital requirements are possible in future periods.

         Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. No such requirements have been established for the Bank.

         Prompt Corrective Action. Pursuant to FDICIA, the federal banking agencies are required to establish, by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and to take prompt corrective action with respect to insured institutions which fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as an institution's capital declines. Any insured depository institution which falls below the minimum capital standards must submit a capital restoration plan. FDICIA requires any company that controls an undercapitalized savings institution, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and to provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the savings institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the savings institution into capital compliance at the time the institution fails to comply with the terms of its capital plan. If St. Paul Federal were to become undercapitalized, the Company would be required to provide such a guarantee.

         Pursuant to the FDICIA provisions, undercapitalized institutions are precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Savings institutions that are significantly undercapitalized may be required to take one or more of the following actions:
(i) raise additional capital so that the institution will be adequately capitalized; (ii) be acquired by, or combined with, another institution if grounds exist for appointing a receiver; (iii) refrain from affiliate transactions; (iv) limit the amount of interest paid on deposits to the prevailing rates of interest in the region where the institution is located;
(v) further restrict asset growth; (vi) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; (vii) stop accepting deposits from correspondent depository institutions; and (viii) divest or liquidate any subsidiary which the OTS determines poses a significant risk to the institution. Any company which controls a significantly undercapitalized savings institution may be required to: (i) divest or liquidate any affiliate other than an insured depository institution; (ii) divest the institution if the OTS determines that divestiture would improve the institution's financial condition and future prospects; and (iii) if such company is a bank holding company, refrain from making any capital distribution without the prior approval of the Federal Reserve Board.

         Critically undercapitalized institutions are subject to additional restrictions. No later than 90 days after a savings institution becomes critically undercapitalized, the Director of the OTS is required to appoint a conservator or receiver for the institution, unless the Director determines, with the concurrence of the FDIC, that other action would better achieve the purpose of FDICIA. The Director must make periodic redeterminations that the alternative action continues to be justified no less frequently than every 90 days. The Director is required to appoint a receiver if the institution remains critically undercapitalized nine months later, unless the institution is in compliance with an approved capital plan and the OTS and FDIC certify that the institution is viable.

         Under prompt corrective action regulations adopted by the OTS, an institution will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination);
(iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 or core capital to risk-weighted assets ratio of less than 4%, or a leverage ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination);
(iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a

Tier 1 or core capital to risk-weighted assets ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The regulation also permits the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. Under the OTS's prompt corrective action regulations, at December 31, 1993, St. Paul Federal qualified as a well capitalized institution based on its capital ratios as of such date.

         FDICIA prohibits any depository institution that is not well capitalized from accepting deposits through a deposit broker. Previously, only troubled institutions were prohibited from accepting brokered deposits. The FDIC may allow adequately capitalized institutions that apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits. FDICIA also prohibits undercapitalized institutions from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted.


         Safety and Soundness Regulations. Under FDICIA, the OTS is required to prescribe safety and soundness regulations relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. In November 1993, the OTS, along with the other federal banking agencies, published revised proposed regulations for the purpose of implementing this provision of FDICIA. As proposed, savings institutions, such as St. Paul Federal, would be required, among other things, to maintain a ratio of classified assets to total risk-based capital and allowances for loan losses not eligible for inclusion in risk-based capital that is no greater than 1.0. At December 31, 1993, St. Paul Federal had a ratio of classified assets to total risk-based capital and ineligible allowances of 65.6%. The proposed regulations also would impose safety and soundness standards on holding companies such as the Company. Under the proposed regulations, an institution or holding not meeting one or more of the safety and soundness standards would be required to file a compliance plan with the appropriate federal banking agency. In the event that an institution or holding company fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan within the time allowed by the agency, the institution or holding company would be required to correct the deficiency and the appropriate federal agency would also be authorized to: (1) restrict asset growth; (2) require the institution or holding company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action. Until adopted in final form, the Company is unable to predict the precise effect of these regulations on the Company or the Bank.

         Qualified Thrift Lender Requirement. In order for St. Paul Federal to exercise the powers granted to a federally chartered savings bank and maintain full access to FHLB advances, it must meet the definition of a QTL. A savings institution will be a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every 12 months. Subject to certain exceptions, qualified thrift investments generally consist of housing related loans and investments, certain obligations of federal instrumentalities and certain groups of assets, such as consumer loans, to a limited extent. The term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

         OTS regulations provide that any savings institution that fails to meet the definition of a QTL must either convert to a bank charter, other than a savings bank charter, or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHLB advances and beginning three years after the loss of QTL status, will be required to repay all outstanding FHLB advances and dispose of or discontinue any preexisting investment or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

         St. Paul Federal is a QTL under the current test, having investments in qualified thrift investments in excess of required limits.

         Liquidity. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under the HOLA, this liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank is in compliance with these liquidity requirements.

         Loans to One Borrower Limitations. The HOLA generally requires savings institutions to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. FIRREA provides exceptions under which a savings institution may make loans to one borrower in excess of the generally applicable national bank limits. Under the HOLA, savings institution may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings institution's unimpaired capital and unimpaired surplus, provided other conditions are satisfied; or (iii) to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings institution's unimpaired capital and unimpaired surplus. However, the OTS has modified the third standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings institution to finance the sale of such real property do not constitute "loans" (provided the savings institution is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations. The Bank does not have any loans to any one borrower in violation of these regulations.

         Commercial Real Estate Loans. HOLA limits the aggregate amount of commercial (i.e. non-residential) real estate loans that a federal savings institution may make to an amount not in excess of 400% of the savings institution's capital. The Bank has no loans in excess of this limit.

         Limitation on Capital Distributions. Applicable rules and regulations of the OTS impose limitations on capital distributions by savings institutions such as the Bank. Within these limitations, certain "safe harbor" capital distributions are permitted, subject to providing the OTS at least 30 days' advance notice. The safe harbor amount is based upon an institution's regulatory capital level. Savings institutions which have capital in excess of all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Institutions") may make capital distributions during a calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. Institutions which meet minimum regulatory capital requirements, but not fully phased-in requirements, before or after a proposed capital distribution ("Tier 2 Institutions"), may make distributions of up to 75% of net income over the most recent four-quarter period. Savings institutions that do not meet minimum regulatory capital requirement prior to or after the proposed capital distribution ("Tier 3 Institutions") may not make any capital distributions without prior approval of the OTS Savings institutions may apply to the OTS to make capital distributions in excess of the safe harbor amount. The OTS also may prohibit a proposed capital distribution by an institution if the OTS determines that such
distribution would constitute an unsafe or unsound practice.   The Bank
currently has capital in excess of fully phased-in requirements such that it meets the Tier 1 institutions criteria. See "Regulation - Savings Institution Regulation -General."

         FDICIA prohibits an insured depository institution from declaring any dividend, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be classified as undercapitalized, significantly undercapitalized or critically undercapitalized. The OTS had indicated that it intends to review its existing capital distribution regulations to determine whether amendments are necessary based on FDICIA. In the interim, the OTS has indicated that it intends for the permissibility of capital distributions to be determined by the prompt corrective action regulations recently adopted under FDICIA. A savings institution permitted to make a capital contribution under the prompt corrective action regulation may do so only if the amount and type would also be permitted under the OTS's existing capital distribution regulation.

         Limitation on Equity Risk Investments. The Bank is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, existing regulations limit the aggregate investment by savings institutions in certain equity risk investments, including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80%. The Bank is in compliance with the requirements of the equity risk investment limitations.

         Activities of Subsidiaries. FIRREA requires a savings institution seeking to establish a new subsidiary, acquire control of an existing company (after which it would be a subsidiary), or conduct a new activity through a subsidiary, to provide 30 days' prior notice to the FDIC and the Director of the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the Director of the OTS. The Director of the OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the Director of the OTS determines is a serious threat to the financial safety, soundness or stability of such savings institution or is otherwise inconsistent with sound banking practices.

         Insurance of Deposits. Federal deposit insurance is required for all federally chartered savings institutions. Savings institutions' deposits are insured to a maximum of $100,000 for each insured depositor by the SAIF. As a SAIF-insured institution, St. Paul Federal is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of St. Paul Federal made by the Director of the OTS and all reports of condition filed by St. Paul Federal with the Director of the OTS, and may require the Bank to file such additional reports as the FDIC determines to be advisable for insurance purposes. The FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly. The FDIC is also authorized to issue and enforce such regulations or orders as it deems necessary to prevent actions of savings institutions that pose a serious threat to SAIF.

           Under the FDICIA, the FDIC was required to promulgate regulations
establishing a risk-based assessment system.   Furthermore, effective January
1, 1998, the FDIC is required to set SAIF semiannual assessment rates in an amount sufficient to increase the reserve ratio of the SAIF to 1.25% of insured deposits over no more than a 15-year period. The FDICIA also gives the FDIC the authority to establish a higher reserve ratio.

            As part of the risk-based deposit insurance system, the deposit insurance assessment rate was increased from .23% of an institution's assessed deposits for 1992 to an assessment rate within the range of .23% to .31% for all SAIF members, depending on the assessment risk classification assigned to each institution, effective January 1, 1993. Each SAIF member is assigned to one of three capital groups: "well capitalized," "adequately capitalized," or "less than adequately capitalized." Such terms are defined in the same manner as under the OTS's prompt corrective action regulation (discussed above), except that "less than adequately capitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups -- "healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk to SAIF) or "substantial supervisory concern" (institutions that pose a substantial probability of loss to SAIF unless corrective action is taken). The FDIC places each institution into one of nine assessment risk classifications based on the institution's capital group and supervisory subgroup classification. As a result of implementation of the risk-based deposit insurance system, the Bank's federal deposit insurance premiums for 1993 increased by approximately $1.8 million over such premiums paid during 1992. FDIC premiums in 1994 should be approximately $1.0 million lower in 1994 as a result of lower premiums assessed to the Bank.

         During the five-year period ending on August 9, 1994, savings institutions are precluded from engaging in any transaction which would result in a conversion from SAIF to Bank Insurance Fund ("BIF") insurance (subject to certain exceptions for limited branch sales and supervisory transactions). FDICIA expands the list of permitted conversion transactions that may be effected during the five-year moratorium. Under FDICIA, BIF and SAIF insured institutions may merge, consolidate or engage in asset transfer and liability assumption transactions. The resulting institution will continue to be subject to BIF and SAIF assessments in relation to that portion of its combined deposit base which is attributable to the deposit base of its respective predecessor BIF and SAIF institutions. After August 9, 1994, the resulting institution may apply to the FDIC to convert all of its deposits to either insurance fund upon payment of the then applicable entrance and exit fees for each fund.

         Insurance of deposits may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances. The Bank is not aware of any activity or condition which could result in a termination of its deposit insurance.

FEDERAL HOME LOAN BANK SYSTEM

         The Federal Home Loan Bank System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings institutions. St. Paul Federal, as a member of the FHLB of Chicago, is required to own shares of capital stock in the FHLB of Chicago in an amount at least equal to 1% of the aggregate principal amount of unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. St. Paul Federal is in compliance with this requirement. The maximum amount which the FHLB of Chicago will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Chicago, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings institution may obtain will be restricted in the event the institution fails to constitute a QTL. See "Regulation-- Qualified Thrift Lender Requirement."

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board has adopted regulations that require savings institutions to maintain nonearning reserves of 3% on the first $46.8 million and 10% on the remaining balance of net transaction accounts (primarily checking accounts). St. Paul Federal is in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of cash or a noninterest-bearing account at a Federal Reserve bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHLB sources before borrowing from a Federal Reserve bank.



TAXATION

      Federal. The Bank and the Company file a calendar tax year consolidated federal income tax return and report their income and expenses using the accrual method of accounting.

     Savings institutions are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions such as St. Paul Federal that meet certain definitional tests relating to the nature of their supervision, income, assets and business operations are allowed to establish reserves for bad debts for both "qualifying" and "non-qualifying loans" each tax year and are permitted to deduct additions to the reserve on "qualifying real property loans" using the more favorable of the following two alternative methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). "Qualifying real property loans" are, in general, loans secured by interests in improved real property. The addition to the reserve for nonqualifying loans must be computed under the experience method.

     St. Paul Federal (except for 1989, 1992 and 1993, in which the experience method was used) generally computes the addition to its reserve for losses on qualifying real property loans using the percentage of taxable income method. Under this method a qualifying institution generally may deduct 8% of its separate taxable income after certain adjustments, subject to the limitations discussed below. Under the experience method, a savings institution is permitted to compute its addition to its reserve for loss in an amount equal to the greater of the amount necessary to increase its reserve to (i) an amount determined by multiplying the ratio of its total loan losses sustained during the current and preceding five years to the sum of its loans outstanding at the close of each of those six years by the loans outstanding at the end of the current year or (ii) the balance of its reserve as of the end of the last tax year beginning before 1988.

     The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the deduction may be eliminated entirely (regardless of the method of computation) if at least 60% of the savings institution's assets do not fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to the reserve for that taxable year, does not exceed 6% of such loans outstanding at such time. Fourth, the amount of the percentage of taxable income bad debt deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. Finally, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group, as St. Paul Federal does, is required to reduce proportionately its bad debt deduction for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. (The savings institution member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in future years from their "functionally related" activities.) St. Paul Federal does not expect that the amount of its otherwise allowable bad debt deductions will be reduced as a result of these limitations for the foreseeable future.

     As of December 31, 1993, St. Paul Federal's tax bad debt reserves totaled approximately $51.1 million. To the extent that (i) St. Paul Federal's reserve for losses on qualifying real property loans plus its supplemental reserve for losses on loans exceeds the amount that would have been allowed under the experience method and (ii) St. Paul Federal makes distributions to the Company that are considered to result in withdrawals from this excess bad debt reserve, then the amounts withdrawn will be included in the Bank's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of St. Paul Federal's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from its bad debt reserves. Distributions in excess of St. Paul Federal's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of St. Paul Federal will be considered to result in withdrawals from its bad debt reserves.

     Savings institutions, such as St. Paul Federal, are also entitled to limited special tax treatment with respect to the deductibility of interest expense relating to certain tax-exempt obligations and the carryback and carryforward periods for certain net operating losses. Savings institutions are entitled to deduct 100% of their interest expense allocable to the purchase or carrying of tax exempt obligations acquired before 1983. The deduction is reduced to 80% with respect to obligations acquired after 1982. For taxable years ending after 1986, however, the Tax Reform Act of 1986 (the "Tax Act") eliminates the deduction entirely for obligations purchased after August 7, 1986 (except for certain issues by small municipal issuers). St. Paul Federal does not own any obligations that are exempt for federal income tax purposes. Savings institutions are subject to the same carryover rules as regular corporations (i.e., they are able to carry net operating losses back for only three years but forward for 15 years) for losses incurred in the tax years beginning after 1986.

      Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. For tax years beginning after 1986, a thrift institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and, for tax years after 1989, 75% of the excess of adjusted current earnings over AMTI. AMTI may be reduced only up to 90% by alternative minimum tax net operating loss carryovers. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carryforward period, to reduce the federal income taxes of the institution in future years (but not below the level of alternative minimum tax arising in each of the carryforward years).

     St. Paul Federal has been audited or its books have been closed without audit by the Internal Revenue Service (the "IRS") with respect to tax returns filed through December 31, 1989.

      State. The State of Illinois imposes a corporate income tax of 4.8% and a replacement tax of 2.5% on the Illinois net taxable income of savings banks. For tax years beginning after June 30, 1993, the corporate income tax rate will be 4.4%. Illinois taxable income is substantially similar to federal taxable income with certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest on United States Treasury obligations). In 1993, 1992, and 1991, the exclusion of income on United States Treasury obligations had the effect of reducing significantly the Illinois taxable income of St. Paul Federal.


     St. Paul Federal has been audited or its books have been closed without audit by the Illinois Department of Revenue with respect to tax returns filed through 1990. No outstanding deficiencies in tax payments have been proposed or assessed by Illinois or other state taxing authorities.

     See Management's Discussion and Analysis - "Comparison of Years Ended December 31, 1993 and 1992 - Income Taxes" and "Comparison of Years Ended December 31, 1992 and 1991 - Income Taxes" and "NOTE Q - Income Taxes" contained in the Company's 1993 annual report to shareholders filed as an exhibit hereto.

Item 2.    Properties

     The Company neither owns nor leases any real property. For the present, it uses the premises, equipment and furniture of St. Paul Federal without direct payment of any rental fees to St. Paul Federal.

     As of December 31, 1993, St. Paul Federal has 50 banking offices located throughout the greater Chicago metropolitan area. All branch locations, except three drive-up facilities, are full-service offices and provide a full range of banking services. Fifteen of the branches are located in OMNI(R) food stores in the Chicago area with at least one additional store scheduled to be opened in 1994.

     St. Paul Federal supplies its own data processing facilities. The primary internal data processing equipment at St. Paul Federal consists of desk-top and teller terminals which are both leased and owned and mainframe hardware components and ATMs which are owned. At December 31, 1993, the equipment owned had a net book value of approximately $9.3 million. ATMs are located at all of the Bank's offices. The Bank also has installed ATMs at 116 locations which are not St. Paul offices.

     The following table sets forth certain information concerning the home office and each branch of the Bank at December 31, 1993. Additionally, the Bank owns five administrative buildings, one of which is utilized by three of its service corporations, and leases administrative office space in a nearby office complex. The aggregate net book value of St. Paul Federal's banking and administrative offices owned and the net book value of leasehold improvements at the offices leased at December 31, 1993 was approximately $22.8 million.
The amount of annual lease expenses is not considered material. Management believes that all of these properties are in good condition.

                                                             Lease Expiration
                                              Owned or       Date (Including
Location                                       Leased        Renewal Options)
- --------                                      --------       ----------------
Home Office
6700 W. North Avenue
Chicago, IL  60635.................            Owned

2854 W. Cermak Road
Chicago, IL  60623.................            Owned

2811 N. Naragansett
Chicago, IL  60634.................            Owned

600 37th Street
Chicago, IL 60609..................            Owned

2263 S. Wentworth Avenue
Chicago, IL 60616..................            Leased        June 30, 1995

                                                                      Lease Expiration
                                              Owned or                Date (Including
Location                                       Leased                 Renewal (Options)
- --------                                      --------                -----------------
2131 S. China Place
Chicago, IL  60616.................            Owned

2748 W. 63rd Street
Chicago, IL  60629.................            Owned

540 W. Lake Street
Addison, IL  60101.................            Owned

5401 St. Charles Road
Berkeley, IL  60163................            Owned

6201 W. Cermak Road
Berwyn, IL 60402...................            Owned

11960 S. Western Avenue
Blue Island, IL  60406.............            Owned

1 W. Dundee Road
Buffalo Grove, IL  60089...........            Owned

451 Schmale Road
Carol Stream, IL  60188............            Leased                 October 9, 2007

400 W. 75th Street
Downers Grove, IL  60516...........            Owned

100 Addison Street
Elmhurst, IL  60126................            Owned

590 S. York Road
Elmhurst, IL  60126................            Owned

7312 W. Grand Avenue
Elmwood Park, IL  60635............            Owned

7360 W. Grand Avenue
Elmwood Park, IL  60635 (a)........            Owned

1325 Howard
Evanston, IL  60201................            Leased                 October 11, 2016

1355 Howard
Evanston, IL  60201 (a)............            Leased                 October 11, 2016

10035 W. Grand Avenue
Franklin Park, IL 60131............            Owned

                                                             Lease Expiration
                                              Owned or       Date (Including
Location                                       Leased        Renewal Options)
- --------                                      --------       ----------------
1301 Irving Park Road
Hanover Park, IL 60103..............           Owned

4777 N. Harlem Avenue
Harwood Heights, IL  60656.........            Leased        October 31, 1998

45 W. Roosevelt Road
Lombard, IL  60148.................            Owned

8930 Waukegan Road
Morton Grove,IL  60053............             Leased        May 31, 2009

940 E. Rand Road
Mount Prospect, IL  60056.........             Leased        February 28, 2006

9401 S. Cicero Avenue
Oak Lawn, IL  60453................            Owned

6020 W. Roosevelt Road
Oak Park, IL  60304................            Owned

6733 W. North Avenue
Oak Park, IL  60302 (a)............            Owned

3901 Kirchoff Road
Rolling Meadows, IL  60008.........            Owned

4450 Golf Road
Skokie, IL  60076..................            Leased         March 10, 2032

320 E. St. Charles Road
Villa Park, IL  60181..............            Owned

1844 S. Mannheim Road
Westchester, IL  60153.............            Owned

333 E. Irving Park Road
Wood Dale, IL  60191...............            Owned

7460 Woodward, IL  60517...........            Owned
- ---------------

(a)   Drive-up facility.

OMNI(R) Super Store Branches
- -------------------------
                                                             Lease Expiration
                                              Owned or       Date (Including
Location                                       Leased        Renewal Options)
- --------                                      --------       ----------------
4779 W. Cermak Road
Cicero, IL  60650..................            Leased         September 30, 2008

2000 Richmond Road
McHenry, IL  60050.................            Leased         October 31, 2008

151 E. North Avenue
Glendale Heights, IL 60139.........            Leased         November 30, 2008

722 E. Rollins Road
Round Lake Beach, IL 60073.........            Leased         December 31, 2008

15854 S. LaGrange Road
Orland Park, IL  60462.............            Leased         January 31, 2009

2550 N. Clybourn
Chicago, IL 60614..................            Leased         June 30, 2009

801 Civic Center Plaza
Niles, IL  60648...................            Leased         October 31, 2009

539 Illinois Route 59
Aurora,IL  60504...................            Leased         December 31, 2009

1245 North Rand Road
Arlington Heights,IL  60004........            Leased         December 31, 2010

3178 S. Cicero Avenue
Crestwood, IL  60445...............            Leased         April 30, 2011

8317 W. North Avenue
Melrose Park, IL 60160.............            Leased         May 31, 2011

4500 S. Damen
Chicago, IL 60609..................            Leased         February 28, 2012

7755 S. Harlem Avenue
Bridgeview, IL 60455...............            Leased         March 31, 2012

3250 W. 87th Street
Chicago, IL 60652..................            Leased         September 30, 2012

252 S. Randall
Elgin, IL 60652....................            Leased         June 30, 2013

Item 3.    LEGAL PROCEEDINGS

      As of December 31, 1993, there were no material pending legal proceedings to which the Company, St. Paul Federal or any of St. Paul Federal's subsidiaries was a party or of which any of their property was subject.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1993, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Information as to the principal market on which the Company's common stock is traded, the approximate number of holders of record as of December 31, 1993, and the Company's dividend record, and the high and low sales prices for each fiscal quarter is incorporated herein by reference from the inside back cover of the Company's 1993 Annual Report to Shareholders filed as an exhibit hereto.

     As of the close of business on March 18, 1994, St. Paul Bancorp stock price was $18 1/2.

     Under Delaware law, the Company may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends may not be paid out of net profits, however, if the capital of the Company has been diminished to an amount less than the aggregate amount of capital represented by all classes of preferred stock. Dividends and other distributions of the Company's stock are subject to restrictions agreed upon by the Company in connection with the issuance of $34.5 million of subordinated notes in February, 1993 - See "NOTE R- Stockholders' Equity" in the 1993 Annual Report to Shareholders filed as an exhibit hereto.

     There are various restrictions on the ability of the Bank to pay dividends to the Company. See Item 1. -- "Regulation -- Savings Institutions" and "NOTE R - Stockholders' Equity" and Management's Discussion and Analysis "Capital" incorporated herein by reference.


Item 6.    SELECTED FINANCIAL DATA

     Selected consolidated financial data for the five years ended December 31, 1993, consisting of data captioned "Five Year Summary" on page 18 of the 1993 Annual Report to Shareholders filed as an exhibit hereto, is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis" on pages 19 to 37 of the Company's 1993 Annual Report to Shareholders filed as an exhibit hereto is incorporated herein by reference.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Statements of Financial Condition of the Company and its subsidiaries as of December 31, 1993 and 1992, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1993, together with the related notes and the report of Ernst & Young, independent auditors are incorporated herein by reference from pages 38 to 63 of the Company's 1993 Annual Report to Shareholders filed as an exhibit hereto.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to non-director officers of the Company, all of whom also currently hold positions with the Bank:

                         Age at
                       December 31,     Position with
         Name             1993           the Company         Position with the Bank
         ----          ------------  -------------------     ----------------------
Robert N. Parke.......     49      Senior Vice President,    Senior Vice President,
                                     Finance and Chief         Finance and Chief
                                     Financial Officer         Financial Officer
Thomas J. Rinella.....     48      Senior Vice President,    Senior Vice President,
                                     Marketing and             Marketing and Community
                                     Community Lending         Lending
Clifford M. Sladnick..     37      Senior Vice President,    Senior Vice President,
                                     General Counsel and       General Counsel and
                                     Corporate Secretary       Corporate Secretary

      The principal occupation or business experience during the past five years of each non-director officer of the Company is set forth below.


     Robert N. Parke, Senior Vice President--Finance and Chief Financial Officer, joined the Bank in 1977. He was elected Treasurer in 1978 and promoted to his present position in 1981. Prior to joining St. Paul Federal, Mr. Parke, a Certified Public Accountant, was with the firm of Ernst and Young and specialized in the audit of the real estate, savings and loan and mortgage banking industries. Mr. Parke is a member of the American Institute of Certified Public Accountants and the Financial Managers Society, Inc. He is a former member of The Savings and Loan Associations Committee of the American Institute of Certified Public Accountants and is the past chairman of the Finance Industry Accounting Committee of the Financial Managers Society. Mr. Parke holds an undergraduate degree from Knox College and a graduate degree from the Amos Tuck Graduate School of Business at Dartmouth College.

      Thomas J. Rinella, Senior Vice President--Marketing and Community Lending, has responsibility for administration of the Bank's marketing, public relations, residential mortgage originations, and consumer lending activities. Mr. Rinella joined the Bank in 1968 as a Loan Officer. Subsequently, he has held positions in the Bank as a Systems Analyst, Loan Department Manager, Human Resources Director, and Marketing Director. He was promoted to Senior Vice President in 1980 and assumed his present position in 1987. Mr. Rinella serves on the Board of Directors of Cash Station, Inc., Community Investment Corp., and the Savings and Loan Network, Inc. He also serves on the Business Advisory Council of the College of Business Administration, University of Illinois at Chicago and the Board of Trustees and Executive Committee of the Illinois Council on Economic Education. He holds an undergraduate degree from the University of Illinois at Chicago and an MBA from DePaul University.

      Clifford M. Sladnick, Senior Vice President--General Counsel and Corporate Secretary, joined the Bank in 1990 as First Vice President, Corporate Secretary, and Securities Counsel. He was appointed General Counsel in December 1990 and was promoted to Senior Vice President in July, 1991. Prior to joining the Bank, he was a partner in the corporate department of the law firm of McDermott, Will & Emery. Mr. Sladnick is also a Certified Public Accountant. He holds a degree in accounting from the University of Illinois and a juris doctor degree from the College of Law at the University of Illinois. Mr. Sladnick is on the Board of Directors of the Montessori School in Niles, Illinois.

     Information regarding the directors of the Company is omitted from this Report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is incorporated herein by reference.


Item 11.   OFFICER AND DIRECTOR COMPENSATION

     Information regarding compensation of officers and directors is omitted from this Report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference. Not withstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is omitted from this Report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information to be included therein is incorporated herein by reference.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is omitted from this Report as the Company intends to file a definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the Registrant and its subsidiaries included in the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference in Item 8. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     Consolidated Statements of Financial Condition - December 31, 1993 and
1992.

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1993, 1992 and 1991.

     Consolidated Statements of Income - Years Ended December 31, 1993, 1992 and 1991.

     Consolidated Statements of Cash Flows - Years Ended December 31, 1993, 1992 and 1991.

     Notes to the Consolidated Financial Statements.

     (a)(2)  Not applicable.

     (a)(3) The following exhibits are either filed as part of this Report or are incorporated herein by reference:

     Exhibit No. 3.  Certificate of Incorporation and By-laws.

      (i)        Restated Certificate of Incorporation, (incorporated herein by reference to Exhibit 3(a) to
                 Pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                 33-11890) filed on March 19, 1987).

      (ii)       Bylaws of Registrant, as amended,  (incorporated herein by reference to Exhibit No. 3(ii) to
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

      (iii)      Amendment to bylaws of Registrant,  (incorporated herein by reference to Exhibit No. 3(iii) to
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

      (iv)       Amendment to bylaws of Registrant dated as of July 18, 1992,  (incorporated herein by reference to
                 Exhibit 3 (iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

      (v)        Amendment to Bylaws of Registrant dated as of September 27, 1993.

      (vi)       Amendment to Bylaws of Registrant dated as of October 25, 1993.

         (vii)    Amendment to Bylaws of Registrant dated as of February 28, 1994.


     Exhibit No. 10.  Material Contracts.

      (i)         Stock Option Plan, as amended, (incorporated herein by reference to Exhibit 10 (i) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1987).*

      (ii)        Form of Non-incentive Stock Option Agreement for Non-employee Directors, (incorporated herein by reference to Exhibit 10 (ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).*

      (iii)       Form of Non-incentive Stock Option Agreement for        Employees, (incorporated herein by reference to
                  Exhibit 10 (iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).*

      (iv)        Employment Agreement dated May 18, 1987 between St. Paul  Bancorp, Inc., St. Paul Federal Bank For Savings
                  and Joseph C. Scully, (incorporated herein by reference to Exhibit 10 (v) to Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1987).*

      (v)         Amendment to Employment Agreement, dated as of December 18, 1989, among St. Paul Bancorp, Inc., St. Paul
                  Federal Bank For Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit No. 10 (xxii) to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).*

      (vi)        Employment Agreement dated as of December 18, 1989 among St. Paul Bancorp., St. Paul Federal Bank For
                  Savings and Patrick J. Agnew, (incorporated herein by reference to Exhibit No. 10 (xx) to Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1989).*


      (vii)       St. Paul Federal Bank For Savings Deferred Compensation  Trust Agreement dated April 21, 1987, (incorporated herein by reference to Exhibit 10 (xi) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1987).*

      (viii)      Repurchase Agreement and Credit Agreement dated as of December 12, 1984, (incorporated herein by reference to Exhibit 10 (xii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).


      (ix)        Issuing and Paying Agency and Security Agreement dated as of December 12, 1984, (incorporated herein by reference to Exhibit 10 (xiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1988).


  (x)             Indenture dated as of March 1, 1988 among St. Paul Federal Bank For Savings and the First National
                  Bank of Chicago, and the Federal Home Loan Bank of Chicago which has joined the  Indenture as a Consenting Party,
                  (incorporated herein by reference to Exhibit 10 (xiv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

  (xi)            Letter of Credit Reimbursement Agreement dated as of March 23, 1988 between St. Paul Federal Bank For
                  Savings and the Federal Home Loan Bank of Chicago, (incorporated herein by reference to Exhibit 10 (xv) to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

  (xii)           First Amendment to Agreement in Trust dated as of December 31, 1989 by and between St. Paul Federal Bank For
                  Savings; and Alan J. Fredian, Michael R. Notaro and Faustin A. Pipal, as trustees, (incorporated herein by reference to Exhibit No. 10 (xvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                  31, 1989).*


  (xiii)          Indenture dated as of July 1, 1989 between St. Paul Federal Bank For Savings and Bankers Trust Company,
                  Trustee, (incorporated herein by reference to Exhibit No. 10 (xvii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

  (xiv)           St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement Plan for Directors,
                  (incorporated herein by reference to Exhibit No. 10 (xviii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).*


  (xv)            Amendment to Employment Agreement, dated as of April 5, 1990, among St. Paul Bancorp, Inc., St. Paul Federal
                  Bank For Savings and Patrick J. Agnew, (incorporated herein by reference to Exhibit No. 10 (xxi) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

  (xvi)           Amendment to Employment Agreement, dated as of April 5, 1990, among St. Paul Bancorp, Inc., St. Paul Federal
                  Bank For Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit No. 10 (xxii) to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

  (xvii)          Amendment to Employment Agreement, dated as of January 28, 1991 among St. Paul Bancorp, Inc., St. Paul
                  Federal Bank For Savings and Patrick J. Agnew, (incorporated herein by reference to Exhibit No. 10 (xxvi) to
                  Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

  (xviii)         Amendment to Employment Agreement, dated as of January 28, 1991 among St. Paul Bancorp, Inc., St. Paul
                  Federal Bank For



                Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit No. 10 (xxvii) to Registrant's
                Annual Report on Form  10-K for the fiscal year ended December 31, 1990).*

(xix)           Agreement in Trust, dated as of January 28, 1991 between St. Paul Federal Bank For Savings; and Alan J.
                Fredian, Michael R. Notaro and Joseph C. Scully, as trustees, (incorporated herein by reference to Exhibit No. 10
                (xxx) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

(xx)            St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan, (incorporated herein by reference to Exhibit No. 10 (xxxii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                31, 1990).*

(xxi)           St. Paul Federal Bank For Savings Supplemental Retirement Trust, (incorporated herein by reference to
                Exhibit No. 10 (xxxiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

(xxii)          St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement Plan for Directors, as
                amended and restated as of January 28, 1991, (incorporated hererin by reference to Exhibit No. 10 (xxxiv) to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

(xxiii)         Advances, Collateral Pledge and Security Agreement dated March 25, 1991, between St. Paul Federal Bank For
                Savings and the Federal Home Loan Bank of Chicago, (incorporated herein by reference to Exhibit 10 (xxxvi) to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

(xxiv)          Term Loan Agreement, dated as of November 21, 1991, among St.  Paul Federal Bank For Savings Employee Stock
                Ownership Trust, St. Paul Bancorp, Inc. and Nationar, (incorporated herein by reference to Exhibit 10 (xxxvii) to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(xxv)           Amendment to Stock Option Plan dated May 13, 1992 (incorporated herein by reference to Exhibit No. 10
                (xxxviii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxvi)          Amendment to St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement Plan for
                Directors dated as of August 24, 1992 (incorporated herein by reference to Exhibit No. 10 (xxxix) to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxvii)         Amendment to Employment Agreement, dated as of October 26, 1992 among St. Paul Bancorp, Inc., St. Paul
                Federal Bank For Savings and Patrick J. Agnew (incorporated herein by reference to Exhibit No. 10 (xl) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                          31, 1992).*

(xxviii)                  Amendment to Employment Agreement, dated as of October 26, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Joseph C. Scully (incorporated herein by reference to Exhibit No. 10
                          (xli) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(xxix)                    Shareholders rights plan dated October 26, 1992,  (incorporated herein by reference to Registrant's
                          Form 8-K filed on October 26, 1992).

(xxx)                     Amendment to Employment Agreement, dated as of December 21, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Patrick J. Agnew (incorporated herein by reference to Exhibit No. 10
                          (xliv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxxi)                    Amendment to Employment Agreement, dated as of December 21, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Joseph C. Scully (incorporated herein by reference to Exhibit No. 10
                          (xlv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxxii)                   Severance Agreement dated December 21, 1992 between St. Paul Bancorp, Inc., St. Paul Federal Bank
                          For Savings and Thomas J. Rinella (incorporated herein by reference to Exhibit No. 10 (xlvi) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxxiii)                  Severance Agreement dated December 21, 1992 between St. Paul Bancorp, Inc., St. Paul Federal Bank
                          For Savings and Robert N. Parke (incorporated herein by reference to Exhibit No. 10 (xlvii) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxxiv)                   Severance Agreement dated December 21, 1992 between St. Paul Bancorp, Inc., St. Paul Federal Bank
                          For Savings and Clifford M. Sladnick (incorporated herein by reference to Exhibit No. 10 (xlviii) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

(xxxv)                    Indenture for Subordinated Notes dated February 1, 1993 between St. Paul Bancorp, Inc. and Harris
                          Trust and Savings Bank, (incorporated herein by reference to Exhibit No. 4.2 to Registrant's Registration
                          Statement on Form S-3 (Registration No. 33- 55850) filed on December 17, 1992) (incorporated herein by reference to Exhibit No. 10() to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1992).

(xxxvi)                   St. Paul Bancorp, Inc and St. Paul Federal Bank For Savings Employee Severance Compensation Plan,
                          executed December 20, 1993.*


         (xxxvii)         First Amendment to Term Loan Agreement, dated as of June 30, 1993 (but effective as of May 5, 1993)
                          by and among St. Paul Federal Bank For Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc., and
                          Nationar.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

         Exhibit No. 13.  1993 Annual Report to Shareholders.

                 Management's Discussion and Analysis and the audited financial statements, including footnotes, contained in the 1993 Annual Report to Shareholders is attached as an exhibit to this Report. Portions of the Annual Report to Shareholders have been incorporated herein by reference into this Form 10-K.


         Exhibit No. 21.  Subsidiaries of the Registrant.

                 A list of the Company's and St. Paul Federal's subsidiaries is included as an exhibit to this report.


         Exhibit No. 23.  Consent of Ernst & Young.

         (b) The Company filed a current report on Form 8-K on December 6, 1993 relating to the announcement by St. Paul Bancorp of a three-for-two stock split issued to shareholders on January 4, 1994.

         (c) Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

         (d)     Not Applicable.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          St. Paul Bancorp, Inc.
                                        --------------------------
                                               Registrant

                                        By: /s/ Joseph C. Scully
                                        --------------------------
                                              Joseph C. Scully
                                           Chairman of the Board


                                             March 30, 1994
                                        --------------------------
                                                  Date


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Joseph C. Scully                                    March 30, 1994
- -------------------------------------------------            --------------
       Joseph C. Scully                                           Date
Chairman of the Board and Chief Executive Officer


By:  /s/ Patrick J. Agnew                                    March 30, 1994
- -------------------------------------------------            --------------
       Patrick J. Agnew                                           Date
President and Chief Operating Officer


By:  /s/ William A. Anderson                                 March 30, 1994
- -------------------------------------------------            --------------
       William A. Anderson                                        Date
           Director

By:  /s/ John W. Croghan                                     March 30, 1994
- -------------------------------------------------            --------------
       John W. Croghan                                            Date
           Director

By:  /s/ Alan J. Fredian                                     March 30, 1994
- -------------------------------------------------            --------------
       Alan J. Fredian                                            Date
          Director


By:  /s/ Kenneth J. James                                    March 30, 1994
- -------------------------------------------------            --------------
       Kenneth J. James                                           Date
           Director


By:  /s/ Jean C. Murray                                      March 30, 1994
- -------------------------------------------------            --------------
       Jean C. Murray                                             Date
           Director


By:  /s/ Michael R. Notaro                                   March 30, 1994
- -------------------------------------------------            --------------
       Michael R. Notaro                                          Date
           Director


By:  /s/ John J. Viera                                       March 30, 1994
- -------------------------------------------------            --------------
       John J. Viera                                              Date
           Director


By:  /s/ James B. Wood                                       March 30, 1994
- -------------------------------------------------            --------------
       James B. Wood                                              Date
           Director


By:  /s/ Robert N. Parke                                     March 30, 1994
- -------------------------------------------------            --------------
       Robert N. Parke                                            Date
Senior Vice President and Treasurer
  (Principal Financial Officer)


By:  /s/ Paul J. Devitt                                      March 30, 1994
- -------------------------------------------------            --------------
       Paul J. Devitt                                             Date
First Vice President and Controller
  (Principal Accounting Officer)

                              INDEX TO EXHIBITS
          Sequential
Exhibit   Numbering
Number    System                   Identity of Exhibit
- -------   ----------    ---------------------------------------------
 3               (i)      Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3(a) to
                          Pre-effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                          33-11890) filed on March 19, 1987).

 3               (ii)     Bylaws of Registrant, as amended (incorporated herein by reference to Exhibit No. 3(ii) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 3               (iii)    Amendment to bylaws of Registrant (incorporated herein by reference to Exhibit No. 3(iii) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 3               (iv)     Amendment to bylaws of Registrant dated as of July 18, 1992, (incorporated herein by reference to
                          Exhibit No. 3(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

3                (v)      Amendment to Bylaws of Registrant dated as of September 27, 1993.

 3               (vi)     Amendment to Bylaws of Registrant dated as of October 25, 1993.

 3               (vii)   Amendment to Bylaws of Registrant dated as of February 28, 1994.

10               (i)      Stock Option Plan, as amended, (incorporated herein by reference to Exhibit 10 (i) to Registrant's
                          Annual Report on Form 10-K for the fiscal year ended December 31, 1987).*

10               (ii)     Form of Non-incentive Stock Option Agreement for Non-employee Directors, (incorporated herein by reference to Exhibit 10 (ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                          31, 1987).*

10               (iii)    Form of Non-incentive Stock Option Agreement for Employees, (incorporated herein by reference to Exhibit
                          10 (iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).*

10               (iv)     Employment Agreement dated May 18, 1987 between St. Paul  Bancorp, Inc., St. Paul Federal Bank For
                          Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit 10 (v) to Registrant's Annual
                          Report on Form 10-K for the fiscal year ended December 31, 1987).*


10               (v)      Amendment to Employment Agreement, dated as of December 18, 1989, among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit No. 10
                          (xxii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).*

10               (vi)     Employment Agreement dated as of December 18, 1989 among St. Paul Bancorp., St. Paul Federal Bank
                          For Savings and Patrick J. Agnew, (incorporated herein by reference to Exhibit No. 10 (xx) to Registrant's
                          Annual Report on Form 10-K for the fiscal year ended December 31, 1989).*

10               (vii)    St. Paul Federal Bank For Savings Deferred Compensation  Trust Agreement dated April 21, 1987,
                          (incorporated herein by reference to Exhibit 10 (xi) to Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1987).*

10               (viii)   Repurchase Agreement and Credit Agreement dated as of December 12, 1984, (incorporated herein by reference to Exhibit 10 (xii) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1988).

10               (ix)     Issuing and Paying Agency and Security Agreement dated as of December 12, 1984, (incorporated herein by reference to Exhibit 10 (xiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1988).

10               (x)      Indenture dated as of March 1, 1988 among St. Paul Federal Bank For Savings and the First National
                          Bank of Chicago, and the Federal Home Loan Bank of Chicago which has joined the  Indenture as a Consenting
                          Party, (incorporated herein by reference to Exhibit 10 (xiv) to Registrant's Annual Report on Form 10-K
                          for the fiscal year ended December 31, 1988).

10               (xi)     Letter of Credit Reimbursement Agreement dated as of March 23, 1988 between St. Paul Federal Bank
                          For Savings and the Federal Home Loan Bank of Chicago, (incorporated herein by reference to Exhibit 10
                          (xv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10               (xii)    First Amendment to Agreement in Trust dated as of December 31, 1989 by and between St. Paul Federal
                          Bank For Savings; and Alan J. Fredian, Michael R. Notaro and Faustin A. Pipal, as trustees, (incorporated herein by reference to Exhibit No. 10 (xvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).*

10               (xiii)   Indenture dated as of July 1, 1989 between St. Paul Federal Bank For Savings and Bankers Trust Company,

                          Trustee, (incorporated herein by reference to Exhibit No. 10 (xvii) to Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1989).

10               (xiv)    St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement Plan for
                          Directors, (incorporated herein by reference to Exhibit No. 10 (xviii) to Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1989).*

10               (xv)     Amendment to Employment Agreement, dated as of April 5, 1990, among St. Paul Bancorp, Inc., St. Paul
                          Federal Bank For Savings and Patrick J. Agnew, (incorporated herein by reference to Exhibit No. 10 (xxi)
                          to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

10               (xvi)    Amendment to Employment Agreement, dated as of April 5, 1990, among St. Paul Bancorp, Inc., St. Paul
                          Federal Bank For Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit No. 10 (xxii)
                          to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

10               (xvii)   Amendment to Employment Agreement, dated as of January 28, 1991 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Patrick J. Agnew, (incorporated herein by reference to Exhibit No. 10
                          (xxvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

10               (xviii)  Amendment to Employment Agreement, dated as of January 28, 1991 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Joseph C. Scully, (incorporated herein by reference to Exhibit No. 10
                          (xxvii) to Registrant's Annual Report on Form  10-K for the fiscal year ended December 31, 1990).*

10               (xix)    Agreement in Trust, dated as of January 28, 1991 between St. Paul Federal Bank For Savings; and Alan
                          J. Fredian, Michael R. Notaro and Joseph C. Scully, as trustees,  (incorporated herein by reference to
                          Exhibit No. 10 (xxx) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                          1990).*

10               (xx)     St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan,
                          (incorporated herein by reference to Exhibit No. 10 (xxxii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

10               (xxi)    St. Paul Federal Bank For Savings Supplemental Retirement Trust, (incorporated herein by reference to Exhibit No. 10 (xxxiii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                          31, 1990).*


10          (xxii)        St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement Plan for
                          Directors, as amended and restated as of January 28, 1991,  (incorporated hererin by reference to Exhibit
                          No. 10 (xxxiv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).*

10          (xxiii)       Advances, Collateral Pledge and Security Agreement dated March 25, 1991, between St. Paul Federal
                          Bank For Savings and the Federal Home Loan Bank of Chicago,  (incorporated herein by reference to Exhibit
                          10 (xxxvi) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10          (xxiv)        Term Loan Agreement, dated as of November 21, 1991, among St.  Paul Federal Bank For Savings
                          Employee Stock Ownership Trust, St. Paul Bancorp, Inc. and Nationar, (incorporated herein by reference to
                          Exhibit 10 (xxxvii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                          1991).

10          (xxv)         Amendment to Stock Option Plan dated May 13, 1992 (incorporated herein by reference to Exhibit No.
                          10 (xxxviii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10          (xxvi)        Amendment to St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement
                          Plan for Directors dated as of August 24, 1992 (incorporated herein by reference to Exhibit No. 10 (xxxix)
                          to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10          (xxvii)       Amendment to Employment Agreement, dated as of October 26, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Patrick J. Agnew (incorporated herein by reference to Exhibit No. 10
                          (xl) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10          (xxviii)      Amendment to Employment Agreement, dated as of October 26, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Joseph C. Scully (incorporated herein by reference to Exhibit No. 10
                          (xli) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10          (xxix)        Shareholders rights plan dated October 26, 1992,  (incorporated herein by reference to Registrant's
                          Form 8-K filed on October 26, 1992).

10          (xxx)         Amendment to Employment Agreement, dated as of December 21, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Patrick J. Agnew (incorporated herein by reference to Exhibit No. 10 (xliv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10               (xxxi)   Amendment to Employment Agreement, dated as of December 21, 1992 among St. Paul Bancorp, Inc., St.
                          Paul Federal Bank For Savings and Joseph C. Scully (incorporated herein by reference to Exhibit No. 10
                          (xlv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10               (xxxii)  Severance Agreement dated December 21, 1992 between St. Paul Bancorp, Inc., St. Paul Federal Bank
                          For Savings and Thomas J. Rinella (incorporated herein by reference to Exhibit No. 10 (xlvi) to
                          Registrant's Annual Report on Form 10- K for the fiscal year ended December 31, 1992).*

10               (xxxiii) Severance Agreement dated December 21, 1992 between St. Paul Bancorp, Inc., St. Paul Federal Bank
                          For Savings and Robert N. Parke (incorporated herein by reference to Exhibit No. 10 (xlvii) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10               (xxxiv)  Severance Agreement dated December 21, 1992 between St. Paul Bancorp, Inc., St. Paul Federal Bank
                          For Savings and Clifford M. Sladnick (incorporated herein by reference to Exhibit No. 10 (xlviii) to
                          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).*

10               (xxxv)   Indenture for Subordinated Notes dated February 1, 1993 between St. Paul Bancorp, Inc. and Harris
                          Trust and Savings Bank, (incorporated herein by reference to Exhibit No. 4.2 to Registrant's Registration
                          Statement on Form S-3 (Registration No. 33-55850) filed on December 17, 1992) (incorporated herein by reference to Exhibit No. 10() to Registrant's Annual Report on Form 10-K for the fiscal year ended
                          December 31, 1992).

10               (xxxvi)  St. Paul Bancorp, Inc and St. Paul Federal Bank For Savings Employee Severance Compensation Plan,
                          executed December 20, 1993.*

10               (xxxvii) First Amendment to Term Loan Agreement, dated as of June 30, 1993 (but effective as of May 5, 1993)
                          by and among St. Paul Federal Bank For Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc., and
                          Nationar.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

13                        Management's Discussion and Analysis and the audited financial statements, including footnotes, contained in the 1993 Annual Report to Shareholders.

21                        Subsidiaries of the Registrant.

23                        Consent of Ernst & Young.