Form 10-Q
period 1994-03-31
ST PAUL BANCORP INC
filed 1994-05-13
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1994

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from            to

                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                     36-3504665
- - --------------------------------------                 -------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60635
- - ----------------------------------------             ----------------------
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

    Common Stock, $.01 par value -- 19,468,775 shares, as of April 29, 1994

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of March 31, 1994 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                            March 31,   December 31,
Dollars in thousands                                                           1994          1993
- - ----------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents
  Cash and amounts due from depository institutions                        $  102,213    $   87,805
  Federal funds sold                                                           62,000        56,200
  Short-term marketable-debt securities
    (Market: March 31, 1994-$32,308; December 31, 1993-$192,326)               32,308       192,326
                                                                           ----------    ----------

Total cash and cash equivalents                                               196,521       336,331
Marketable-debt securities
  (Market: March 31, 1994-$188,252; December 31, 1993-$142,876)               189,418       142,051
Mortgage-backed securities
  (Market: March 31, 1994-$918,998; December 31, 1993-$733,314)               930,519       733,649

Loans receivable                                                            2,304,043     2,350,893
Less:  accumulated provision for loan losses                                   45,074        46,574
                                                                           ----------    ----------
  Net loans receivable                                                      2,258,969     2,304,319

Loans held-for-sale, at lower of cost or market
  (Market: March 31, 1994-$18,659; December 31, 1993-$28,616)                  18,599        28,497
Accrued interest receivable                                                    21,572        20,247
Foreclosed real estate
  (Net of accumulated provision for losses:  March 31, 1994-$992;
   December 31, 1993-$819)                                                     25,512        19,105
Real estate held for investment                                                11,926        11,237
Investment in Federal Home Loan Bank stock                                     29,847        31,290
Office properties and equipment                                                40,282        40,865
Prepaid expenses and other assets                                              36,100        37,785
                                                                           ----------    ----------
TOTAL ASSETS                                                               $3,759,265    $3,705,376
                                                                           ----------    ----------
                                                                           ----------    ----------


LIABILITIES:
  Deposits                                                                 $3,251,680    $3,252,618
  FHL Bank advances                                                            57,220         7,219
  Other borrowings                                                             56,420        56,751
  Advance payments by borrowers for taxes and insurance                        18,780        19,513
  Other liabilities                                                            24,165        21,946
                                                                           ----------    ----------
  Total liabilities                                                         3,408,265     3,358,047

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share: authorized-10,000,000
    shares; none issued)                                                           --            --
  Common stock (par value $.01 per share: authorized-40,000,000 shares;
    issued at March 31, 1994-19,698,975 shares;
    outstanding at March 31, 1994-19,498,625 shares,
    issued and outstanding at December 31, 1993-19,683,981 shares)                197           197
  Paid-in capital                                                             136,823       136,609
  Retained income, substantially restricted                                   216,952       210,215
  Unrealized gain on securities, net of taxes                                   1,206         4,594
  SFAS No. 87 adjustment, net of taxes                                            (46)          (46)
  Borrowings by employee stock ownership plan                                  (1,179)       (4,240)
  Unearned shares held by employee stock ownership plan (196,350 shares)       (2,883)           --
  Treasury stock (4,000 shares)                                                   (70)           --
                                                                           ----------    ----------
  Total stockholders' equity                                                  351,000       347,329
                                                                           ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $3,759,265    $3,705,376
                                                                           ----------    ----------
                                                                           ----------    ----------


See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)        Three months ended March 31,
                                                     ----------------------------

Dollars in thousands except per share amounts            1994         1993
- - ---------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                   $    44,905  $   50,267
  Mortgage-backed securities                              10,144      10,961
  Marketable-debt securities                               1,778       1,490
  Trading account                                              1          30
  Federal Funds                                              457         272
  Other short-term investments                             1,863       1,999
                                                     -----------  ----------
     Total interest income                                59,148      65,019

INTEREST EXPENSE:
  Deposits                                                28,208      30,890
  Short-term borrowings                                        6       2,089
  Long-term borrowings                                     1,416       1,337
                                                     -----------  ----------
     Total interest expense                               29,630      34,316
                                                     -----------  ----------
     Net interest income                                  29,518      30,703

Provision for loan losses                                  1,950       4,000
                                                     -----------  ----------
     Net interest income after provision
      for loan losses                                     27,568      26,703

OTHER INCOME:
  Loan servicing fees                                        349         483
  Other fee income                                         3,568       3,034
  Net gain on assets sold                                    389         165
  Net trading account gain (loss)                             (5)          5
  Discount brokerage commissions                           1,234       1,338
  Income from real estate operations                         667         563
  Insurance and annuity commissions                          956         879
  Other                                                      169          76
                                                     -----------  ----------
     Total other income                                    7,327       6,543

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                          11,956      10,120
  Occupancy, equipment and other office expense            5,233       4,312
  Advertising                                              1,126       1,237
  Federal deposit insurance                                2,240       2,203
  Other                                                    1,233       1,208
                                                     -----------  ----------
     General and administrative expense                   21,788      19,080

Loss on foreclosed real estate                               460         327
                                                     -----------  ----------
     Income before income taxes                           12,647      13,839

Income taxes                                               4,449       4,596
                                                     -----------  ----------

     NET INCOME                                      $     8,198  $    9,243
                                                     -----------  ----------
                                                     -----------  ----------
EARNINGS PER SHARE:
  Primary                                            $      0.40  $     0.47
  Fully diluted                                             0.40        0.47
                                                     -----------  ----------
                                                     -----------  ----------
DIVIDENDS PER SHARE                                  $     0.075  $    0.067
                                                     -----------  ----------
                                                     -----------  ----------

See notes to consolidated financial statements.

ST. PAUL BANCORP,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                      Borrowing  Unearned
                            Common Stock     Paid-in  Retained  Unrealized  FASB 87       By       ESOP    Treasury
                          ----------------
                          Shares    Amount   Capital   Income   Gain/Loss  Adjustment    ESOP     Shares    Stock    Total
    -------------------------------------------------------------------------------------------------------------------------
    Balance at
    December 31, 1992    18,258,158    $183  $115,253  $173,976    $    --   $    --     ($2,071)  $    --   $  --   $287,341

    Issuance of common
      stock under stock
      option plan            75,000       1       799        --         --        --          --        --      --        800
    Issuance of common
      stock to Elm
      Financial           1,292,313      12    19,754        --         --        --          --        --      --     19,766
    Net Income                   --      --        --     9,243         --        --          --        --      --      9,243
    Cash dividends paid
      to shareholders
      ($0.067 per share)         --      --        --    (1,220)        --        --          --        --      --     (1,220)
    ---------------------------------------------------------------------------------------------------------------------------
    Balance at
    March 31, 1993       19,625,471    $196  $135,806  $181,999         $0        $0     ($2,071)       $0      $0   $315,930
    ---------------------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------------------

    Balance at
    December 31, 1993    19,683,981    $197  $136,609  $210,215     $4,594      ($46)    ($4,240)   $   --   $  --   $347,329
    Unearned ESOP
      Shares               (196,350)     --        --        --         --        --       2,833    (2,883)                --
    Issuance of common
      stock under stock
      option plan            14,994      --       214        --         --        --          --        --      --        214
    Net Income                   --      --        --     8,198         --        --          --        --      --      8,198
    Cash dividend paid
      to shareholders
      ($0.075 per share)         --      --        --    (1,461)        --        --          --        --      --     (1,461)
    Adjustment to
      Unrealized Gain            --      --        --        --     (3,388)       --          --        --      --     (3,388)
    Repayment of ESOP
      Borrowing                  --      --        --        --         --        --         178        --      --        178
    Treasury stock
      purchases              (4,000)     --        --        --         --        --          --        --     (70)       (70)
    ---------------------------------------------------------------------------------------------------------------------------
    Balance at
    March 31, 1994       19,498,625    $197  $136,823  $216,952     $1,206      ($46)    ($1,179)  ($2,883)   ($70)  $351,000
    ---------------------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------------------

   ST. PAUL BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three months ended March 31,
                                                                  ------------------------------
    Dollars in thousands                                              1994             1993
    --------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES:
    Net income                                                       $   8,198       $    9,243
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                      1,950            4,000
          Provision for losses on foreclosed real estate                   200               --
          Provision for depreciation                                     1,215            1,115
          Assets originated and acquired for sale                      (28,671)         (13,365)
          Sale of assets held for sale                                  38,949           14,147
          Increase in accrued interest receivable                       (1,325)            (216)
          (Increase) decrease in prepaid expenses and other assets       1,584           (3,592)
          Increase (decrease) in other liabilities                       2,218             (856)
          Net amortization of yield adjustments                         (1,757)            (998)
          Other items, net                                               1,277             (496)
    --------------------------------------------------------------------------------------------
      Net cash provided by operating activities                         23,838            8,982
    --------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES:
    Principal repayments on loans receivable                           150,940           86,274
    Loans originated and purchased for investment                     (114,055)         (74,682)
    Loans receivable sold                                                1,270            4,910
    Principal repayment on available-for-sale mortgage-
     backed securities                                                  26,403              --
    Principal repayment on held-to-maturity mortgage-
     backed securities                                                  40,445           55,387
    Purchase of held-to-maturity mortgage-backed securities           (277,279)         (28,624)
    Sale of available-for-sale mortgage-backed securities                9,941              --
    Maturities of held-to-maturity marketable-debt securities               --           18,776
    Maturities of available-for-sale marketable-debt securities          2,000              --
    Purchase of available-for-sale marketable-debt securities          (20,000)             --
    Purchase of held-to-maturity marketable-debt securities            (30,695)         (59,759)
    Additions to real estate held for investment                        (2,604)            (969)
    Real estate sold                                                     2,434              989
    Decrease in investment in Federal Home
          Loan Bank stock                                                1,443            1,897
    Purchase of office properties and equipment                         (1,217)          (1,579)
    Proceeds from sales of office properties and equipment                 585              499
    Acquisition of Elm Financial, net of cash and
          cash equivalents acquired of $11,002.                             --          (15,655)
    --------------------------------------------------------------------------------------------
      Net cash used by investing activities                           (210,389)         (12,536)
    --------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES:
    Net increase (decrease) in checking and savings deposits            90,740          (15,138)
    Proceeds from sales of certificates of deposit                      67,141           70,308
    Payments for maturing certificates of deposit                     (158,819)         (63,905)
    Net proceeds from issuance of subordinated notes                        --           33,422
    Repayment of FHL Bank advances                                          --          (25,000)
    Increase in FHL Bank advances                                       50,000               --
    Decrease in other borrowings, net                                     (192)          (2,981)
    Dividends paid to stockholders                                      (1,461)          (1,220)
    Net proceeds from exercise of stock options                            138              513
    Purchase of Treasury Stock                                             (70)              --
    Decrease in advance payments by borrowers
       for taxes and insurance                                            (733)            (561)
    --------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                  46,744           (4,562)
    --------------------------------------------------------------------------------------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (139,807)          (8,116)

    Cash and cash equivalents at beginning of period                   336,331          311,567
    --------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 196,524        $ 303,451
    --------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------
    SUPPLEMENTAL DISCLOSURES:
       Interest credited on deposits                                 $  24,789         $ 28,150
       Interest paid on deposits                                         2,523            2,930
    --------------------------------------------------------------------------------------------
       Total interest paid on deposits                                  27,312           31,080

       Interest paid on borrowings                                       1,639            3,813
       Income taxes paid, net                                              (81)           1,342
       Common stock issued in acquisition of Elm Financial                  --           19,766
       Real estate acquired through foreclosure                          6,846            2,580
       Loans originated in connection with real estate
          acquired through foreclosure                                      --               --

    See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank" or "St. Paul Federal"), Annuity Network, Inc. and St. Paul Financial Development Corporation. The financial statements of St. Paul Federal include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1994 presentation.

3. At March 31, 1994 the Bank had outstanding commitments to originate 1-4 family, real estate loans of $49.3 million. Of these commitments, $38.3 million were for adjustable-rate loans and $11.0 million were for fixed-rate loans. Most of these commitments expire after sixty days. Unused home equity lines of credit totaled $36.2 million as of March 31, 1994. Also, the Bank had commitments to purchase $226.9 million in mortgage-backed securities at March 31, 1994. The Bank anticipates funding origination and mortgage-backed security purchase commitments with excess liquidity and $160.0 million of

Federal Home Loan Bank advances.

During April 1994, the Bank had a commitment to enter into an additional $83.8 million of notional amount interest rate exchange agreements to hedge the interest rate risk associated with borrowing commitments referred to above.

At March 31, 1994 the Bank held commitments to sell $17.0 million of fixed-rate, 1-4 family real estate loans. Market value losses, if any, related to these commitments have been reflected in the consolidated financial statements.

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
                 -------------------------------------------------
                 -------------------------------------------------

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". Loans accounted for under SFAS No. 114 include multi-family and commercial real-estate loans. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a specific valuation allowance. Also, SFAS No. 114 provides guidance on the classification of loans as real estate ("REO") in-substance foreclosed.

The Company previously valued loans considered to be impaired under SFAS No. 114 based on the fair value of the collateral, and since all of the Company's REO in-substance at December 31, 1993 continued to be classified as REO in-substance under SFAS No. 114, the adoption of SFAS No. 114 had no impact on the Consolidated Statement of Income or the Consolidated Statement of Financial Condition.

The following schedule presents activity for impaired loans during the first quarter of 1994, which is comprised primarily of multi-family loans:


                                           Impaired Loan Activity
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                 Eliminations
                                                           ------------------------------------------------------
                                   Balance        New        Transfer                   Improvement                    Balance
                                   1/1/94    Impairments     to REO      Charge-offs   in Valuation    Repayments      3/31/94
                                -----------------------------------------------------------------------------------------------
Performing loans                 35,645,731   13,928,151             0    (2,213,982)   (13,483,776)   (1,331,374)   32,544,750

Non-performing loans              5,787,282    3,395,415    (2,100,000)     (635,308)             0           (82)    6,447,307
                                -----------------------------------------------------------------------------------------------
Total impaired balance          $41,433,013  $17,323,566   $(2,100,000)  $(2,849,290)  $(13,483,776)  $(1,331,456)  $38,992,057
                                -----------------------------------------------------------------------------------------------
                                -----------------------------------------------------------------------------------------------


The following schedule provides a rollforward of specific valuation allowances on impaired loans (see schedule above) during the first quarter of 1994. Specific valuation allowances represent the amount of impairment on impaired loans.


                                                Specific Valuation Allowance Activity
                                  -----------------------------------------------------------------
                                    Balance    Decreases   Improvements                    Balance
                                    1/1/94      in Value     in Value     Charge-offs      3/31/94
                                  -----------------------------------------------------------------
Performing loans                  4,551,018    2,906,600      (472,802)   (2,213,982)     4,770,834

Non-performing loans                487,282      495,415           (82)     (635,308)       347,307
                                  -----------------------------------------------------------------
Total impaired balance           $5,038,300   $3,402,015     $(472,884)  $(2,849,290)    $5,118,141
                                  -----------------------------------------------------------------
                                  -----------------------------------------------------------------

The following table provides activity in the accumulated provision for loan losses:

                                  Real Estate       Consumer       Total
Dollars in thousands                    loans          loans       loans
- - --------------------------------------------------------------------------
Balance at December 31, 1991            44,743          1,421      46,164
Provision for losses                     9,425          1,200      10,625
Charge offs                             (7,545)          (695)     (8,240)
Recoveries                                 127              5         132
Transfers                                  769           (769)        ---
- - --------------------------------------------------------------------------
Balance at December 31, 1992           $47,519         $1,162     $48,681
Provision for losses                    10,250            500      10,750
Acquired from Elm                          929            ---         929
 Charge offs                           (14,050)          (306)    (14,356)
Recoveries                                 521             49         570
Transfers                                  813           (813)        ---
- - --------------------------------------------------------------------------
Balance at December 31, 1993           $45,982         $  592     $46,574
Provision for losses                     1,880             70       1,950
Charge offs                            ( 3,439)          ( 27)    ( 3,466)
Recoveries                                   1             15          16
Transfers                                   15           ( 15)        ---
- - --------------------------------------------------------------------------
Balance at March 31, 1994              $44,439         $  635     $45,074
- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------


6. The Board of Directors of the Company has adopted an employee stock ownership plan ("ESOP") designed to invest in the common stock of the Company for the benefit of employees of the Company. All employees who have completed at least one year of credited service at the Bank are eligible to participate in the ESOP. The ESOP is subject to the Employee Retirement Income Security Act of 1974 and is intended to constitute a qualified stock bonus plan for income tax purposes.

The ESOP is authorized to borrow money to finance the acquisition of Company common stock and to pledge the stock acquired to secure payment of the loan. The Bank does not provide financing for the ESOP. During 1987, the ESOP borrowed $5.0 million to purchase 750,000 shares of Company common stock. As of March 31, 1994, $179,000 of this loan remains outstanding. During 1991, the ESOP obtained a $5.0 million line of credit, which was increased to $18.0 million in 1993. This line of credit was used to purchase 286,400 shares of Company common stock, and as of March 31, 1994, $3.9 million of this line of credit is outstanding. Outstanding ESOP borrowings are guaranteed by the Company and are included in other borrowings in the Consolidated Statements of Financial Condition.

St. Paul Bancorp stock that is acquired through borrowed funds are held by the ESOP trustee as collateral for the related borrowings. As the loans are repaid, shares held as collateral are released. The ESOP loans are being repaid from Bank contributions and dividends received on St. Paul Bancorp stock held by the ESOP. Payment of the ESOP loans is guaranteed by the Company. The Company also has pledged $1.0 million in marketable debt securities as collateral for the ESOP loan.

Contributions to the ESOP are made at the sole discretion of the Board of Trustees of the ESOP, but may not exceed 15% of the aggregate compensation of all participants. Since the inception of the ESOP, contributions have been sufficient to service the ESOP debt and, in certain years, have allowed the ESOP to acquire additional shares of St. Paul Bancorp stock.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Beginning January 1, 1994, the Company prospectively adopted the provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires the recognition of compensation expense for ESOP shares acquired after 1992 and not committed to be released before the beginning of 1994, be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost.

As of March 31, 1994, the ESOP had 196,350 of shares acquired after January 1, 1993 that are committed to be released beginning in 1996. The adoption of SOP 93-6 had no impact on the first quarter's net income. The effect of SOP 93-6 on net income in 1996 and beyond is non-determinable since it is based on future prices of St. Paul Bancorp stock. Under SOP 93-6 the average number of ESOP shares considered outstanding for earnings per share purposes during the first quarter of 1994 was 196,350 lower than for 1993 because unallocated shares are excluded from the calculation. The effect of excluding these shares from the earnings per share computation was to increase earnings per share by less than $0.01. Also, under SOP 93-6, $15,000 of dividends on the 196,350 of unearned ESOP shares were reported as a reduction of accrued interest on the ESOP borrowings rather than as a reduction of retained earnings during the first quarter of 1994.

Contributions to the ESOP recorded as compensation expense totaled $78,000, $846,000, and $1.1 million during the three months ended March 31, 1994, the year ended 1993 and the year ended 1992, respectively.

The following table summarizes shares of Company stock held by the ESOP:

                                                March 31,   December 31,
                                                  1994        1993
         --------------------------------------------------------------
         Shares allocated to participants        701,745     710,670
         Unallocated shares:                                 339,999
          Grandfathered under SOP 93-6           143,649         N/A
          Unearned ESOP shares                   196,350         N/A
         -------------------------------------------------------------
         Total                                 1,041,744   1,050,669

         Fair value of unearned ESOP shares   $3,509,756   $     N/A
         -------------------------------------------------------------
         -------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     St. Paul Bancorp, Inc. ("St. Paul Bancorp" or the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution headquartered in Illinois. The Company is headquartered in Chicago, Illinois and its principal business currently consists of the operations of its wholly-owned subsidiary, the Bank. The Company also owns and operates two other subsidiaries, Annuity Network, Inc., ("Annuity Network") which sells annuity products and St. Paul Financial Development Corporation ("St. Paul Financial"), which primarily engages in single family home development in the Chicago metropolitan area.

    The Bank is a consumer-oriented retail financial institution, operating 50 full service banking offices throughout the Chicago, Illinois metropolitan area. Of these banking offices, 15 are located within OMNI(R) grocery superstores and provide the Bank access to an expanded retail customer base. The Bank uses its banking offices to attract retail deposits and originate loans in the neighborhoods and surrounding suburbs of metropolitan Chicago with favorable savings patterns and high levels of home ownership. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     Funds obtained from the retail banking facilities are reinvested in a variety of loan products and investment securities. Generally, the Bank invests in loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial loans. The Bank focuses most of its current lending activities on the origination and purchase of various mortgage products secured by 1-4 family residential properties. In addition to originating loans in its local market area, the Bank utilizes a correspondent loan program to originate 1-4 family mortgages in Illinois, Wisconsin, Indiana, Michigan, and Ohio.

         The Bank also offers mortgage loans secured by 5-35 unit apartment buildings located in the Chicago Metropolitan area and financing to qualifying borrowers to facilitate the sale of multi-family, and occasionally, commercial real estate owned by the Bank. Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multi-family real estate and to a lesser extent, loans secured by commercial real estate. At March 31, 1994, $1.01 billion or 26.9% of total assets were comprised of loans secured by multi-family real-estate properties, of which $599.4 million or 15.9% of total assets represents multi-family loans secured by real estate located in California. Also, $68.0 million or 1.8% of the Company's total assets at March 31, 1994 included loans secured by commercial real estate, other than multi-family. Periodically, the Bank will also repurchases multi-family loans sold with recourse.

     A variety of consumer loan products, including home equity loans, secured lines of credit, and education, auto and credit card loans1 are offered through the retail banking offices. The Bank also invests in mortgage-backed securities ("MBS"), government and other high-quality, liquid securities.

     Management's focus on retail operations includes significant diversification of income sources beyond net interest income. The Bank services approximately 152,000 checking accounts, which generate significant fee income. The Bank engages in mortgage banking activities and operates 172 automated teller machines ("ATMs") throughout the Chicago metropolitan area. Through subsidiaries (Investment Network, Inc. and St. Paul Service, Inc.), the Bank offers discount brokerage services and a full line of insurance products in its banking offices.

         Earnings of the Bank are susceptible to interest rate risk to the extent that the Bank's funding (i.e., deposits and borrowings) reprice on a different basis and in different periods than its securities and loans. The Bank tries to structure its balance sheet to reduce its exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels that do not jeopardize the financial safety and soundness of the institution. See "LIQUIDITY" for further discussion. The Bank's earnings are also affected by changes in real estate market values. As changes in the forces of supply and demand for real estate, economic conditions of real estate markets and interest rates occur, the risk of actual losses in the Bank's loan portfolio will change. See "CREDIT" for further details.


- - --------------
     1 The credit card product is offered by the Bank through an agency agreement with another lender.

CAPITAL

     Stockholders' equity of the Company was $351.0 million at March 31, 1994 or 9.47% of average assets during the first quarter of 1994. In comparison, stockholders' equity at December 31, 1993 was $347.3 million or 9.27% of average assets for the year ended December 31, 1992. The growth in stockholders' equity is primarily attributed to $8.2 million of net income earned during the three months ended March 31, 1994, partially offset by a $3.4 million decline on the unrealized gains on available-for-sale securities and the payment of $1.5 million of dividends. See "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

         In January 1994, the Company announced that it intends to acquire up to 984,000 shares of its outstanding common stock (or approximately 5% of shares outstanding) from time to time over the first six months of 1994 through open market and privately negotiated transactions. The reacquired shares will be held as treasury stock and will reduce the level of stockholders' equity in future periods. Management's primary objectives in reacquiring the shares are to increase return on equity and earnings per share for those shares of the Company's stock that will remain outstanding. At March 31, 1994, only 4,000 shares had been acquired under this repurchase program.

         Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured institutions such as the Bank include minimum ratios of core and tangible capital to adjusted total assets of 3.0% and 1.5%, respectively. Savings institutions also are required to maintain a ratio of total regulatory capital to risk-weighted assets of 8.0%. Total regulatory capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital (to the extent supplementary capital does not exceed core capital). Supplementary capital includes such items as general valuation allowances ("GVAs"), subject to certain limitations.

         During the first quarter of 1994, the Bank continued to exceed the core, tangible, and risk-based capital requirements by wide margins. The following table presents the Bank's regulatory capital position as of March 31, 1994 and December 31, 1993:


- - -----------------------------------------------------------------------
                                          MARCH 31, 1994
- - -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital        Capital         Capital
- - -----------------------------------------------------------------------
Actual percentage                9.27%            9.27%          17.00%
Required percentage              3.00             1.50            8.00
- - -----------------------------------------------------------------------
Excess percentage                6.27%            7.77%           9.00%
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------
Actual capital               $344,029         $344,029        $371,502
Required capital              111,317           55,659         174,876
- - -----------------------------------------------------------------------
Excess capital               $232,712         $288,370        $196,626
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------


                                         DECEMBER 31, 1993
- - -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital         Capital        Capital
- - -----------------------------------------------------------------------
Actual percentage                9.50%           9.50%          16.67%
Required percentage              3.00            1.50            8.00
- - ----------------------------------------------------------------------
Excess percentage                6.50%           8.00%           8.67%
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------
Actual capital               $347,989        $347,989        $376,355
Required capital              109,875          54,938         180,490
- - -----------------------------------------------------------------------
Excess capital               $238,114        $293,051        $195,964
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------

     The following schedule reconciles stockholders' equity of the Company to each of the components of regulatory capital of the Bank at March 31, 1994:

                                                              March 31,
Dollars in thousands                                            1994
- - -----------------------------------------------------------------------
Stockholders' equity of the Company                            $351,000
Plus: borrowings by ESOP and unearned
      ESOP shares                                                 4,062
Less: capitalization of Company                                  (8,180)
- - -----------------------------------------------------------------------
Shareholder's equity of the Bank                                346,882
Less: investments in non-includable
      subsidiaries(2)                                             ( 786)
Less: intangible assets                                          (2,067)
- - -----------------------------------------------------------------------
Tangible and core capital                                       344,029
Plus: allowable GVAs                                             27,473
- - -----------------------------------------------------------------------
Risk-based capital                                            $ 371,502
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------


         During the first quarter of 1994, the Bank's regulatory capital ratios were reduced by the payment of a $9.0 million dividend to St. Paul Bancorp and a reduction in unrealized gains on securities. The reduction in the regulatory capital ratios associated with these items was partly offset by the Bank's net income which totaled $8.2 million during the first quarter. Also, the risk-based capital ratio benefited from the OTS' new rule which allows additional multi-family loans to be risk-weighted in the 50% category.

         The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5%. If the Bank were required to meet a 4% core capital ratio as of March 31, 1994, its excess core capital would have been $195.6 million versus $232.7 million under current requirements.

         In 1993, the OTS issued a regulation which adds an interest rate risk component to the risk-based capital requirement associated with "excess interest rate risk." Under the new regulation, an institution is considered to have excess interest rate risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. In this situation, the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. The



- - ---------------------

        2 As of March 31, 1994, the Bank had an additional $372,000 invested in non-includable subsidiaries which will be fully phased-out of tangible, core, and risk-based capital for periods after June 30, 1994. St. Paul Service, Inc. and EFS San Diego (acquired from Elm Financial) are treated as non-includable subsidiaries for purposes of the regulatory capital computation.

new regulation became effective on January 1, 1994.

         At March 31, 1994, the Bank does not have "excess interest rate risk" as defined in the OTS regulation and currently is not subject to an additional risk-based capital requirement. Had the Bank been subjected to a higher risk-based capital requirement, it excess risk-based capital (which totaled 9.00% or $196.6 million at March 31, 1994) would have been reduced.

         Additionally, under the Federal Deposit Insurance Corporation Improvement Act, the OTS is required to publish regulations to ensure that its risk-based capital standards take adequate account of concentration of credit risk, risk from non-traditional activities, and actual performance and expected risk of loss on multi-family mortgages. Although final rules have not been promulgated by the OTS, current proposed rules would allow the regulators to impose, on a case by case basis, an additional capital requirement above the current requirements where an institution has significant concentration of credit risk or risks from non-traditional activities.

         Capital requirements higher than the generally applicable minimum requirements may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. No such requirements have been established for the Bank.

         At March 31, 1994, the Bank is considered "well capitalized" under the OTS' prompt corrective action regulations based upon ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of 9.27%, 15.65%, and 17.00% respectively.

KEY CREDIT STATISTICS


                                    March 31, 1994   December 31, 1993   December 31, 1992
Dollars in thousands                     Dollar     %      Dollar      %       Dollar     %
- - ----------------------------------------------------------------------------------------------
LOAN PORTFOLIO BY PRODUCT
- - ----------------------------------------------------------------------------------------------
Real Estate Dependent Loans:
1-4 family                             $1,193,468  51.8%  $1,187,210  50.5%  $1,085,679  46.7%
5-35 units multi-family                    35,345   1.5       38,460   1.6       46,771   2.0
> 35 unit multi-family                    979,542  42.5    1,026,007  43.6    1,097,281  47.1
Commercial real estate                     68,019   2.9       73,094   3.1       66,812   2.9
Land                                       10,071   0.4       10,307   0.4        3,126   0.1
- - ----------------------------------------------------------------------------------------------
Total real estate dependent loans
 loans                                  2,286,445  99.1    2,335,078  99.2    2,299,669  98.8
Consumer loans                             20,078    .9       19,572   0.8       27,517   1.2
- - ----------------------------------------------------------------------------------------------
Total loans                            $2,306,523 100.0%  $2,354,650 100.0%  $2,327,186 100.0%
- - ----------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS
- - ----------------------------------------------------------------------------------------------
Real Estate Dependent Loans:
    1-4 family                         $    9,464  18.4%  $   11,202  22.6%  $   12,759  26.4%
    5-35 family                             3,208   6.2        1,970   4.0        1,994   4.1
    > 35 unit multi-family                  9,324  18.1       10,938  22.1       13,565  28.0
    Commercial real estate                    146    .3        2,597   5.2          ---    --
    Land                                    2,406   4.6        2,406   4.9          ---    --
- - ----------------------------------------------------------------------------------------------
    Subtotal                               24,548  47.6       29,113  58.8       28,318  58.5
Consumer loans                                519   1.0          555   1.1        1,041   2.2
Real Estate Owned:
    1-4 family                         $    4,602   8.9%  $    4,925   9.9%  $    2,776   5.7%
    5-35 family                               ---    --          ---    --          750   1.5
    > 35 unit multi-family                 19,367  37.6       14,998  30.2       14,133  29.2
    Commercial real estate                  2,535   4.9          ---    --        1,390   2.9
    Land                                      ---    --          ---    --          ---    --
- - ----------------------------------------------------------------------------------------------
    Subtotal                               26,504  51.4       19,923  40.1       19,049  39.3
- - ----------------------------------------------------------------------------------------------
Total non-performing assets            $   51,571 100.0%  $   49,591 100.0%  $   48,408 100.0%
- - ----------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------

                                                          March 31,  December 31, December 31,
                                                              1994        1993        1992
- - ----------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- - ----------------------------------------------------------------------------------------------
Net charge-offs to average loans receivable
 and foreclosed real estate                                     0.59%      0.69%      0.41%
Net California charge-offs to average California
 loans receivable and foreclosed real estate                    2.04       2.01       0.32
Loan loss reserve to total loans                                1.96       1.98       2.10
Loan loss reserve to non-performing loans                     179.81     156.99     165.81
Non-performing assets to total assets                           1.37       1.34       1.38
General valuation allowance to non-
  performing assets                                            79.40      85.41      97.30
General valuation allowance to impaired
  loans, net of specific valuation allowances                 120.88       N/A        N/A

N/A  Not applicable

CREDIT

     Since savings institutions are required by law to invest primarily in loans secured by mortgages on real estate, the Bank's asset portfolios are exposed to risk associated with changes in real estate market values. Generally, real estate market values are specific to local real estate markets and are based on the forces of supply and demand for real estate, the economic conditions of the local real estate market, and interest rates. As changes in real estate markets occur, the risk of actual losses in the Bank's loan portfolio will change.

         At March 31, 1994, the loans receivable portfolio was comprised of mortgages on 1-4 family residences and multi-family dwellings. The loan portfolio also included, but to a lesser extent, commercial real estate loans, land loans and consumer loans. See "KEY CREDIT STATISTICS" for further details.

         The Bank reports 1-4 family and consumer loans as non-performing when they become 90 days or more delinquent and multi- family and commercial loans when they become 60 days or more delinquent. Certain non-performing loans are also placed on a non- accrual status in accordance with the Bank's accounting policy.

         At March 31, 1994, non-performing loans totaled $25.1 million compared to $29.7 million at December 31, 1993. Contributing to the slight decline in non-performing loans were the following: 1) the transfer of $6.9 million of delinquent loans to REO; 2) a $1.7 million or 15.5% reduction in delinquent 1-4 family loans; and 3) $1.2 million in charge-offs. Of the $25.1 million on non- performing loans at March 31, 1994, $7.5 million were secured by real estate located in California.

         The following are descriptions of individual non-performing loans at March 31, 1994 in which the Bank's net investment exceeds $2.0 million:

         .    A $3.0 million first mortgage loan (120 days delinquent) secured by a 100 unit apartment building located in Colton, California. The property was removed from bankruptcy during the second quarter of 1994 and the Bank anticipates completing foreclosure during the third quarter of 1994.

         .    A $3.1 million first mortgage loan (150 days delinquent) secured by a 128 unit apartment building located in Madison, Wisconsin. The property was removed from bankruptcy during the first quarter of 1994 and the Bank anticipates completing foreclosure during the second quarter of 1994.

         .    A $2.2 million first mortgage loan (150 days delinquent) secured by 9.6 acre parcel of land located in Downers Grove, Illinois. The Bank will be receiving a deed-in-lieu of foreclosure during the second quarter of 1994. Currently, the Bank is negotiating the sale of the property with a purchaser.

         As of January 1, 1994, the Company adopted SFAS No. 114. See "NOTES TO CONSOLIDATING FINANCIAL STATEMENTS" for listing of impaired loans and related specific valuation allowances.

    The following two tables summarize the components of classified assets and substandard assets at March 31, 1994 and December 31, 1993 (dollars in thousands):

                                             Classified Assets
                                             -----------------
                                  March 31,                      December 31,
                                     1994                           1993
                              ------------                     ------------
         Substandard          $    226,362                     $    244,949
         Doubtful                    2,816                            3,955
         Loss(3)                     5,697                            6,058
                              ------------                     ------------
         Total                $    234,875                     $    254,962
                              ------------                     ------------
                              ------------                     ------------



- - ----------------------
        3    Assets classified "loss" represents impaired amounts under
SFAS No. 114. Assets classified as loss are provided for through a specific
valuation allowance.   These specific valuation allowances have not been
deducted in this schedule. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

                                                 Substandard Assets
                                                 ------------------
                                       March 31,                   December 31,
                                        1994                          1993
                                  ----------------             ----------------
Non-performing assets:
  REO                           $ 20,530     9.07%            $ 11,884    4.85%
  REO "in-substance"               5,974     2.64                8,039    3.28
  Delinquent/nonaccrual
   loans                          25,067    11.07               29,668   12.11
                                  ------  -------               ------   -----
                                  51,571    22.78               49,591   20.24
Loans delinquent 30-59 days
  In portfolio                    12,420     5.49               16,812    6.86
  Sold with recourse                  --       --                1,766    0.72
                                  ------   ------               ------   -----
            Subtotal              12,420     5.49               18,578    7.58

Loans current and performing:
  In portfolio                   142,382    62.90              153,540   62.68
  Sold with recourse              19,989     8.83               23,240    9.49
                                 -------    -----              -------   -----
            Subtotal             162,371    71.73              176,780   72.17
                                 -------    -----              -------   -----

Total substandard assets        $226,362   100.00%            $244,949  100.00%
Less: substandard loans
  sold with recourse(4)           19,989                        25,006
                                 -------                       -------
Substandard assets
  in portfolio                  $206,373                      $219,943
                                --------                      --------
                                --------                      --------
Percent of Total Assets             5.49%                         5.94%
                                --------                      --------
                                --------                      --------

         Of the $234.9 million of total classified assets at March 31, 1994, $210.7 million or 89.7% represented multi-family assets, of which $136.3 million (or 58.0% of total classified assets) consisted of California multi-family assets. Of the $226.4 million of substandard assets, $162.4 million or 71.7% were current and performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system.

     In comparison, at December 31, 1993, $228.4 million or 89.6% of the total classified assets represented multi-family assets, of which $153.3 million (or 60.1% of total classified assets) consisted of California multi-family assets. Of the $244.9 million of substandard assets at December 31, 1993, $176.8 million or 72.2% were current and performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system.


- - -----------------

        4    Total loans sold with recourse was $126.3 million; however, maximum remaining loss exposure under these agreements is $25.5 million.

         The accumulated provision for loan losses at March 31, 1994 was $45.1 million compared to $46.6 million at December 31, 1993, a decrease of $1.5 million. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further detail. On a quarterly basis, the Loan Loss Reserve Committee of the Board of Directors ("Reserve Committee") reviews the adequacy of the accumulated provision for loan losses and the current loss provision after evaluating the results of the loan loss reserve methodology. The Reserve Committee carefully evaluates the various risk elements of credit which are inherent in each of the portfolios, including loans sold with recourse. The risk components which are evaluated include the results of individual credit reviews, the level of non-performing and classified assets, geographic concentrations of credit, national economic conditions, trends in real estate values, the impact of changing interest rates on principal amortization and borrower debt service coverage(5), as well as historical loss experience, peer group comparisons, and the regulatory guidance issued by the OTS and other regulatory bodies.

         The loan loss provision recorded during the first quarter of 1994 was $2.0 million compared to $1.5 million during the fourth quarter of 1993 and $4.0 million during the first quarter of 1993. The lower provision recorded during the first quarter of 1994 generally reflects the reduction in classified loans and a lower multi-family portfolio balance. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. As a result of Management's evaluation of the effect of the January 17, 1994 Southern California earthquake, Management did not believe it was necessary to adjust its loan loss reserves. Moreover, unlike many institutions, it was not necessary for the Bank to provide any payment or debt service relief to its borrowers in connection with the California earthquake.

     The loan loss provision recorded during the first quarter of 1994 maintains the accumulated provision for loan losses at levels considered prudent by the Reserve committee. Based on analysis of available information, the Reserve Committee believes that the loan loss reserve methodology results in accumulated provisions for loan losses which are adequate in view of the risks inherent in


- - -------------
        5 Because the majority of multi-family and commercial real estate loans are currently at their interest rate floors, increases in interest rates up to the loan floors will have no impact on the required loan payments, which we believe mitigates some of the credit risk attendant to higher interest rates.

the loan portfolio. The federal regulators have the authority to order the Bank to establish additional reserves if they disagree with the Reserve Committee's assessment of the adequacy of the accumulated provision for loan losses.

         The Company adopted SFAS No. 114 effective January 1, 1994. SFAS No. 114 requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The shortfall between the impaired loan's net carrying amount and its computed value shall be provided for by creating a valuation allowance with a corresponding charge to bad-debt expense or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to bad debt expense. Because the Company previously carried those loans that are considered "impaired" under SFAS No. 114 at the fair value of the underlying collateral, the adoption of the new rules had no impact on the Company's provision for loan losses. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

         The Company recorded $3.5 million in net charge-offs during the first quarter of 1994, equivalent to 0.59% of the average loans and REO on an annualized basis. In comparison, the Company's net charge-offs in 1993 and 1992 were equivalent to 0.69% and 0.41% of average loans and REO, respectively. The reduction in the 1994 charge-off ratio relative to the 1993 ratio is consistent with improvements in the loan portfolio which also resulted in lower first quarter 1994 provisions and classified loan balances. See "KEY CREDIT STATISTICS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

     Comprising the Bank's $3.5 million of net charge-offs in the first quarter of 1994 were $2.8 million of charge-offs on impaired loans, $166,000 of early prepayment inducements on California real estate loans, $110,000 of charge-offs on 1-4 family and consumer loans not accounted for under SFAS No. 114 and $152,000 of losses recorded in connection with foreclosure.

OTHER REAL ESTATE OWNED ("REO")

         REO totaled $26.5 million at March 31, 1994 compared to $19.9 million at the end of 1993. The transfer of two multi-family loans totaling $4.3 million and a $2.5 million commercial real estate loan to REO during the quarter produced most of the increase in REO balances in the current period. No REO sales were completed during the first quarter of 1994. Of the $26.5 million of REO at March 31, 1994, $15.9 million was located in California.

         The following is a description of each individual multi-family or commercial REO asset at March 31, 1994:

         .    A $10.2 million, first mortgage loan (210 days delinquent)
         secured by a 435 unit apartment building located in Kent, Washington. The Bank's net carrying amount of the loan is only $6.0 million since a portion of the ownership interest in the loan was sold without recourse to other institutions and $1.1 million of charge-offs have been recorded. At March 31, 1994, the Bank classified this asset as in-substance foreclosed real estate.

         The property was removed from bankruptcy during the first quarter of 1994 and the Bank anticipates completing foreclosure during the second quarter of 1994. The Bank had begun to make disbursements for capital improvements to the properties which may total $2 million in the aggregate. After improvements have been completed, the Bank will market the property. The Bank will be reimbursed on a pro-rata basis by the investing participants for the disbursements made for this property. As of March 1994, the building is 25% occupied at an average rent per unit of $425.

         .    A $5.0 million, 176 unit apartment building located in Riverside,
         California. Bank Management is currently negotiating a sales contract with a buyer and believes that this asset will be sold during the second quarter of 1994. As of March 1994, the building is 78% occupied at an average rent per unit of $517.

         .    A $2.5 million commercial real estate building (35,000 square feet) located in Freeport, Illinois. Bank Management is currently negotiating a sale or lease transaction with the current tenant. As of March 1994, the building is 100% occupied at an average rent per square foot of $10.70.

         .    A $2.2 million, 75 unit apartment building located in Panorama
         City, California. Bank Management is currently negotiating a sales contract with a buyer and believes that this asset will be sold during the second quarter of 1994. As of March 1994, the building is 48% occupied at an average rent per unit of $503.

         .    A $2.1 million, 108 unit apartment building located in Fontana,

         California. Bank Managementis currently negotiating a sales contract with a buyer and believes that this asset will be sold during the second quarter of 1994. As of March 1994, the building is 53% occupied at an average rent per unit of $518.

         .    A $2.1 million, 84 unit apartment building located in Sacramento,
         California. Bank Management is currently negotiating a sales contract with a buyer and believes that this asset will be sold during the second quarter of 1994. As of March 1994, the building is 76% occupied at an average rent per unit of $458.

         .    A $2.0 million, 70 unit apartment complex located in Canoga Park,
         California. This property sustained some damage in the January 17, 1994 earthquake. Repairs to the building, which are estimated to total $330,000, will be completed during the second quarter of 1994. Bank Management is currently negotiating a sales contract with a buyer and believes that this asset will be sold during the second quarter of 1994. As of March 1994, the building is 51% occupied at an average rent per unit of $480. See discussion above regarding the effect of the January 17, 1994 earthquake on the loan loss provision and discussion below regarding its effect on the REO provision.

         The accumulated provision for real estate losses totaled $992,000 at March 31, 1994 compared to $819,000 at December 31, 1993. In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. Subsequent to foreclosure, the accumulated provision for foreclosed real estate losses is used to establish specific valuation allowances on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio. On January 17, 1994, the Bank sustained damage to a multi-family and a single-family REO asset located in the Southern California region affected by an earthquake. Total losses identified by the Bank in connection with the earthquake are less than $300,000. Management does not expect to incur any additional expense or losses in connection with this earthquake.

LIQUIDITY

     Cash and cash equivalents (i.e., amounts due from depository institutions, federal funds sold, and marketable-debt securities with original maturities of less than 90 days) at March 31, 1994 totaled $196.5 million, or $139.8 million lower than cash and cash equivalents at December 31, 1993 of $336.3 million.

Average cash and cash equivalents were $327.6 million during the first quarter of 1994, relatively unchanged from average cash and cash equivalents during the first quarter of 1993 of $323.2 million.

         During the first quarter 1994, Management reduced the cash and cash equivalents in an effort to enhance investment earnings. The reduction in the liquidity portfolio was accomplished through the purchase of $199.2 million of adjustable-rate and $78.1 million of fixed-rate MBS. These purchases are expected to add incremental interest income by providing a higher yield than otherwise would be generated by federal funds or short-term marketable-debt securities and supplement the Bank's $1.0 billion residential loan origination goal.

           The Bank's liquidity portfolio helps protect the Bank from contracting margins during periods of rapidly rising interest rates. Also, adjustable rate loans and MBS, subject to their periodic and lifetime caps, provide significant interest rate risk protection against rising market rates. At March 31, 1994, the Bank had a positive one year GAP of 15.90%. However, interest rate floors in effect on $851.1 million of adjustable-rate loans at March 31, 1994 may prevent rate sensitive assets from repricing as quickly as rate sensitive liabilities despite the positive one-year GAP.

Sources of Funds. The major sources of funds during the first quarter of 1994 included $150.9 million of principal repayments on loans receivable, $66.8 million of principal repayments on MBS, $50.0 million of new FHLB advances, and $40.2 million from the sale of loans receivable. In comparison, the major sources of funds during the same period in 1993 included $86.2 million of principal repayments on loans, $55.4 million of principal repayments on MBS, $33.4 million from the issuance of subordinated notes, $18.8 million in maturities on marketable-debt securities, and $19.1 million of proceeds from the sale of loans receivable.

         Long-term market interest rates dropped substantially from the end of 1992 to year-end 1993, causing the first quarter 1994 originations and loan repayments to exceed those recorded during the first quarter of 1993. See "USES OF FUNDS" for further discussion of loan originations. Loan repayments in the latter half of the 1994 first quarter declined substantially from the first half, which Management believes may be indicative of lower loan repayment trends for future quarters in 1994.

     Fixed rate loan originations increased approximately $27 million, or 47% in 1994 compared to 1993, which provided for higher loan sales during the first quarter of 1994 compared to the first quarter of 1993. Generally, the Bank's policy is to sell conforming, fixed rate mortgage loans in the secondary market.

     The Company borrowed $50.0 million from the FHLB during the first quarter of 1994 to acquire MBS. To mitigate interest rate risk on the matched funding, the Bank has entered into a $50.5 million notional amount interest exchange agreement. The Company intends to acquire MBS during 1994 with matched borrowings and excess liquidity to enhance net interest income and supplement the Bank's $1.0 billion residential loan origination goal for 1994. Generally, the Bank's policy requires a 1% spread or better when acquiring assets with borrowings. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details of borrowing commitments.

     In February of 1993, St. Paul Bancorp issued $34.5 million of 8.25% subordinated debt. The Company used a portion of the proceeds to acquire St. Paul Financial Development from the Bank on June 30, 1993 and for general corporate purposes, such as financing the operations of St. Paul Financial Development and financing acquisitions of financial services companies.

Uses of Funds. The major uses of funds during the three months ended March 31, 1994 included $277.3 million for the acquisition of MBS, $142.7 million of loan originations, and $50.7 million for the purchase of marketable-debt securities. In comparison, the major uses of funds during the same period in 1993 included $88.0 million of loan originations, $59.8 million for the purchase of marketable-debt securities, $28.6 million of MBS purchases, $26.7 million of the acquisition of Elm Financial, and a $25.0 million FHLB advance maturity.

     As discussed above, the drop in long-term market interest rates from the end of 1992 to year-end 1993 increased demand for the Bank's primary mortgage products. This resulted in higher loan originations during the first quarter of

1994 compared to the same period in 1993. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details of loan origination commitments.

         During the first quarter of 1994, the Company used liquidity and new borrowings to acquire $199.2 million of adjustable-rate and $78.1 million of fixed rate MBS in order to add incremental interest income through extended maturities and arbitrage transactions at profitable spreads. Also, MBS purchased during the first quarter of 1994 supplement the Bank's $1.0 billion residential loan origination goal.

         New investments in MBS during the first quarter of 1994 exceeded that of 1993. Asset growth provided by the acquisition of Elm Financial during the first quarter of 1993 limited the Bank's demand for secondary market products. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for details of MBS purchase commitments. New investment in marketable-debt securities were relatively unchanged between the two first quarter periods. MBS and marketable-debt securities are preferable investments because they have high credit quality, low risk-based capital requirements and favorable yields (including the adjustable rate characteristics of many investments and MBS). Also, MBS are included in the qualified thrift lender test.

     During the first quarter of 1993, the Bank also used liquidity generated by loan repayments in excess of new loan originations to repay $25.0 million of maturing FHLB advances. No debt was repaid during 1994.

See "CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)" for further detail.

Holding Company Liquidity. At March 31, 1994, St. Paul Bancorp had $23.7 million of cash and cash equivalents and $997,000 of marketable-debt securities. A portion of St. Paul Bancorp's U.S. marketable-debt securities were used to collaterize borrowings of the ESOP.

         Sources of liquidity for St. Paul Bancorp during 1994 included $9.0 million of dividends from the Bank(6) and $400,000 of dividends from Annuity Network, Inc.


- - -----------
      6 In addition, the Bank received approval from the OTS to pay $8.1 million in dividends to St. Paul Bancorp on May 19, 1994.

Uses of St. Paul Bancorp's liquidity during the first quarter of 1994 included $1.5 million to finance the activities of St. Paul Financial Development, $1.5 million of dividends paid to shareholders, and $711,000 paid to service the subordinated debt issued in February of 1993.

         In January of 1994, the Company announced its intention to repurchase up to 984,000 shares of its outstanding common stock during the first six months of 1994. As of March 31, 1994, only 4,000 shares have been repurchased.(7)

Regulatory Liquidity Requirements. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon the economic conditions and the deposit flows of savings institutions. At March 31, 1994, the Bank had $361.5 million invested in liquid assets, which exceeded the current regulatory liquidity requirement of 5% by $199.3 million.



- - -----------

        7 During April 1994, an additional 271,950 shares were acquired under this repurchase program.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $3.76 billion at March 31, 1994 compared to $3.71 billion at December 31, 1993, an increase of $53.9 million or 1.5%. Higher mortgage-backed securities ("MBS") balances of $196.8 and an increase in marketable-debt security balances of $47.4 million contributed to the growth in total assets during the first quarter of 1994. These increases were partly offset by a $139.8 million reduction in cash and cash equivalents and lower loans receivable of $46.9 million.

     Cash and cash equivalents decreased $139.8 million or 41.6% during the first three months of 1994 to total $196.5 million at March 31, 1994. During the first quarter of 1994, the Bank extended the maturities of its investment portfolio by using liquidity to acquire MBS and marketable-debt securities. See "LIQUIDITY" for further discussion.

     At March 31, 1994, marketable-debt securities totaled $189.4 million
compared to $142.1 million at December 31, 1993.   The purchase of $50.0
million of marketable-debt securities during the first three months of 1994 produced the 35.3% increase in marketable-debt securities. At March 31, 1994, 44.6% of the marketable-debt security portfolio had adjustable-rate characteristics compared to 29.5% of the portfolio at December 31, 1993. The weighted average interest rate earned on the marketable-debt security portfolio was 4.22% at March 31, 1994 compared to 4.21% at December 31, 1993.

     MBS totaled $930.5 million at March 31, 1994, $196.8 million or 26.8% higher than MBS $733.6 million at December 31, 1993. The purchase of $275.1 million of MBS partly offset by principal repayments of $66.9 million, produced the growth in MBS during the first three months of 1994. At March 31, 1994, 62.5% of the MBS portfolio had adjustable-rate characteristics compared to 74.3% of the portfolio at December 31, 1993. The weighted average interest rate earned on the MBS portfolio was 5.47% at March 31, 1994 compared to 5.91% at December 31, 1993.

     Loans receivable totaled $2.30 billion at March 31, 1994 compared to $2.35 billion at December 31, 1993, a decline of $46.9 million. Loan repayments of

$150.9 million exceeded loans originated for portfolio which contributed to the reduction in loans receivable at quarter end. At March 31, 1994, 73.1% of the loan portfolio was adjustable-rate compared to 71.7% at December 31, 1993. The weighted average interest rate earned on loans decreased to 7.70% at March 31, 1994 compared to 7.88% at December 31, 1993. See "GENERAL" for a discussion of loan origination goals in 1994.

     Deposits totaled $3.25 billion at March 31, 1994, relatively unchanged from December 31, 1993. Certificate of deposit ("CDs") balances declined during the quarter, while savings, checking, and money market account balances increased. At March 31, 1994, 53.4% of the deposit portfolio was comprised of CDs compared to 54.1% of the portfolio at December 31, 1993.

     FHLB advances increased $50.0 million during the first three months of 1994 to total $57.2 million at March 31, 1994. During the first quarter of 1994, $50.0 million of new FHLB advances were used to purchase MBS. See "LIQUIDITY" for further discussion.

         Stockholders' equity totaled $351.0 million at March 31, 1994, $3.7 million higher than total equity of $347.3 million at December 31, 1993. The growth in equity was produced by $8.2 million of net income, partly offset by a $3.4 million reduction in the unrealized gain on securities and $1.5 million of dividends paid to shareholders. See "CAPITAL" for further details.

      See "REO" for discussion of the increase in foreclosed real estate balances.

RATE/VOLUME ANALYSIS


         The following table presents the components of the changes in net interest income by volume and rate(8) for the three months ended March 31, 1994 and 1993:


                                           INCREASE/(DECREASE)
                                                 DUE TO
                                   -----------------------------------

                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- - ------------------------------     ----------  ----------  ----------
CHANGE IN INTEREST INCOME:

Loans receivable                     $(1,528)    $(3,834)    $(5,362)
Mortgage-backed securities             1,646      (2,463)       (817)
Marketable-debt securities               177         111         288
Trading accounts                         (27)         (2)        (29)
Federal funds                            174          11         185
Other short-term investments            (332)        196        (136)
                                                           ----------
  Total interest income                                       (5,871)


CHANGE IN INTEREST EXPENSE:

Deposits                               1,379      (4,061)     (2,682)
Short-term borrowings                 (2,023)        (60)     (2,083)
Long-term borrowings                    (151)        230          79
                                                           ----------
  Total interest expense                                      (4,686)
                                                           ----------


NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(1,185)
                                                           ----------
                                                           ----------




- - -----------

        8   This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The above allocation procedures have been applied consistently in 1994 and 1993.

The effect of nonperforming assets has been included in the rate variance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1994 AND 1993

General.   Net income totaled $8.2 million or $0.40 per share during the first quarter of 1994 compared to $9.2 million or $0.47 per share during the same period in 1993. The lower level of income in 1994 compared to 1993 was associated with a $2.7 million increase in general and administrative expenses, a $1.2 million decrease in net interest income, and higher net expenses from REO operations of $133,000. These reductions were partly offset by a $2.1 million decline in the provision of loan losses, a $784,000 improvement in other income, and lower income tax expense of $147,000.

         Comprising the $1.2 million reduction in net interest income was a $5.9 million decline in interest income, partly offset by lower interest expense of $4.7 million. The net interest margin ("NIM") declined 16 basis points from 3.50% for the first quarter of 1993 to 3.34% for the first quarter of 1994. Lower yields earned on loans and MBS caused a 72 basis point reduction in the NIM while lower deposit costs benefited the NIM by 45 basis points. The lower rates on loans and MBS were caused by originations and purchases of assets at rates lower than the portfolio average and a continued high level of principal repayments in older, higher yielding loans and MBS. The lower deposits cost was associated with a 51 basis point drop in the average deposit cost between the first quarter of 1994 and 1993. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread, the relative size of interest earning assets compared to interest bearing liabilities, the level of loan repayments and originations, and asset quality.

     The interest rate spread was 3.19% at March 31, 1994 compared to 3.30% at December 31, 1993 and 3.42% at March 31, 1993. Many forces influence the magnitude of the Bank's interest rate spread, most notably: interest rate floors in effect on adjustable-rate loans, the Bank's ability to originate loans and the availability of attractively priced loans and MBS in the secondary market, the performance of the economy, the actions of the Board of Governors of the Federal Reserve System, the Bank's asset/liability management actions and market interest rates generally. As higher interest rate loans and MBS continued to be repaid in this low interest rate environment, the Bank faces the possibility of a narrowing interest rate spread. However, loan payments in the latter half of the 1994 first quarter declined substantially from the first half, which Management believes may be indicative of lower loan repayments for future quarters in 1994. See "LIQUIDITY" and "ASSET/LIABILITY REPRICING TABLE" for further detail.

Interest Income. Interest income declined $5.9 million or 9.0% to total $59.1 million during the first quarter of 1994. Lower interest income recorded on loans receivable of $5.4 million and MBS of $817,000 contributed to the lower income level during the current year while income earned on investments increased $308,000.

     Interest income on loans receivable declined $5.4 million or 10.7% during the first quarter of 1994 compared to the same period in 1993. The most significant factor contributing to the lower level of income was a 64 basis point decline in loan yield from 8.29% recorded during the first quarter of 1993 to 7.65% recorded in the same period in 1994. The decline in loan yield was associated with loan originations at rates below the portfolio's average and payoffs of higher yielding loans.

         Approximately 62 basis points of the 7.65% loan yield, or approximately $3.6 million of interest income earned during the first quarter of 1994, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the first quarter of 1993, approximately 55 basis points, or $3.4 million of interest income earned during the quarter was attributed to interest rate floors. At March 31, 1994, approximately $722 million of the Bank's Nationwide loans and approximately $129 million of the 1-4 family loans were at their weighted average floor of 7.93%. Had the floors not been in effect on these loans, their weighted average interest rate would have been 6.26%, or 167 basis point lower, which would have lowered the Bank's March 31, 1994 interest rate spread by 41 basis points. In comparison, at December 31, 1993, approximately $781.7 million of Nationwide loans and $112.5 million of 1-4 family loans were at their weighted average floor of 8.07%. Had the floors not been in effect on these loans, their weighted average interest rate would have been 6.35%, or 172 basis point lower, which would have lowered the Bank's interest rate spread by 42 basis points.

     Loans receivable averaged $2.35 billion during the first quarter of 1994 compared to $2.42 billion during the same period in 1993, a decrease of $75.4 million. A steady decline in the loan portfolio since March 1993 caused by loan repayments in excess of loans originated for investment generated the lower average loans receivable in the current period. The lower average loans receivable reduced interest income in the first quarter of 1994 by $1.5 million.

     Interest income on MBS was lower during the first quarter of 1994 compared to 1993 primarily as a result of a drop in yield, partly offset by an increase in average balances. The yield on MBS was 5.41% during the current quarter compared to 6.81% during the same quarter in 1993, a decline of 140 basis points. The lower yield resulted from the reinvestment of principal repayments from relatively high rate MBS into lower yielding MBS during the past twelve months. Offsetting lower yields was an increase in average MBS balances, which totalled $749.8 million during the first quarter of 1994 compared to $643.4 million during the same period in 1993. The acquisition of $520.2 million of MBS during the twelve months ended March 31, 1994 allowed average MBS balances to increase despite the high level of loan refinancing activity experienced within the industry during the past twelve months.

     Interest income from investments, which includes marketable-debt securities, trading account assets, federal funds and other short-term investments, during the first quarter of 1994 increased $308,000 over income recorded during the same period in 1993. Most of the increase was associated with higher yields on marketable-debt securities, largely associated with an increase in short-term market interest rates in 1994. The combined yield on investments was 3.73% during the first quarter of 1994, or 30 basis points higher than the 3.43% during the first quarter of 1993. Average investment balances totaled $437.8 million during the first quarter of 1994, or relatively unchanged from the average balance of $441.2 during the first quarter of 1993.

Interest Expense. Interest expense totaled $29.6 million during the three months ended March 31, 1994, or $4.7 million or 13.7% lower than interest expense recorded during the same period in 1993. A $2.7 million reduction in interest expense on deposits and a $2.0 million reduction in interest expense on borrowings produced the decline during the current quarter.

     A $4.1 million reduction in deposit interest expense associated with lower rates paid to depositors and a $1.3 million increase in deposit interest expense associated with higher average deposit balances produced the $2.7 million decrease in deposit interest expense. The rate paid on deposits averaged 3.54% during the first quarter of 1994 compared to the average rate during the first quarter of 1993 of 4.05%. Lower short-term market interest rates allowed the Bank to reduce rates paid on all of its deposit products.
For example, the weighted average rate paid on certificates of deposit, which constitute over half of the Bank's deposits, declined 32 basis points from March 31, 1993 to March 31, 1994, while the weighted average rate paid on checking and savings accounts declined 41 basis points during the same period. Also, the Bank experienced a shift in the composition of its deposit products away from certificates of deposit, the Bank's highest costing deposit, to checking and savings accounts. This shift has allowed the Bank to reduce its overall interest cost for deposits.

     Deposit balances averaged $3.24 billion during the first quarter of 1994 compared to $3.09 billion during the first quarter of 1993, an increase of $143.0 million. Carrying the deposit accounts acquired from Elm Financial for a full quarter in 1994 compared to only about one-half of a quarter in 1993 largely generated the higher balances.

     Most of the reduction in interest expense on borrowings is associated with a $2.0 million drop in interest expense on short-term borrowings, largely as a result of the elimination of all the Bank's short-term borrowings in 1993. The average rate paid on short-term borrowings decreased 19 basis points during the first quarter of 1994 to 6.51% from 6.70% during the first quarter of 1993.

     Interest expense on long-term borrowings during the first quarter of 1994 increased slightly to $1.4 million from $1.3 million during the same period of 1993. Most of the increase in long-term borrowing expense resulted from the recognition of a full quarter's expense during 1994 on the subordinated notes issued in February of 1993, partly offset by the lower of long-term borrowings in the current year. Average long-term borrowing balances were $63.5 million during 1994 compared to $71.0 million during 1993 while the average rate paid on long-term borrowings was 9.05% in 1994 compared to 7.64% in 1993. See "LIQUIDITY" for further discussion of borrowing activity.

Provision for Loan Losses. The Company recorded a $2.0 million provision for loan losses during the first three months of 1994 compared to a $4.0 million provision recorded during the same period in 1993. Effective January 1, 1994, the Company adopted SFAS No. 114. Since the Company previously valued loans considered to be impaired under SFAS No. 114 at the fair value of the loan's collateral, the adoption of SFAS No. 114 had no impact on the Company's provision for loan losses during the first quarter of 1994. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $7.3 million during the first quarter of
1994 compared to $6.5 million during the same period in 1993. Most of the improvement was associated with higher checking and ATM transaction fees, primarily due to an increase in checking accounts and expansion of ATM operations, and higher gains on asset sales of $224,000. The improvement in gains on asset sales mostly resulted for the disposition of an available-for-sale security during the first quarter of 1994. The higher volume of loan sales in 1994 also contributed to increased gains in the current year. Management believes that rising interest rates may reduce the Bank's gains on loan sales in future periods.

         Other improvements which occurred during the first quarter of 1994 included a $104,000 increase in income from real estate operations, a $93,000 increase in "other" income, and a $77,000 increase in insurance and annuity commissions. An increase in the volume of real estate sales, the recognition of interest income on a tax refund received during the first quarter of 1994, and higher annuity sales volumes during 1994 produced these improvements.

     Loan servicing fees were $134,000 lower during the first quarter of 1994 compared to the same period in 1993, primarily as a result of a $176.6 million drop in the average loan servicing portfolio. Discount brokerage commissions were $104,000 lower in 1994 due to a decline in trading volumes.

General and Administrative Expense.   General and administrative expenses
increased $2.7 million or 14.2% from the first quarter of 1993. Most of the increase was associated with a $1.8 million or 18.1% increase in compensation and benefits and a $921,000 or 21.4% increase in occupancy, equipment and other office expense.

         Most of these increases resulted from the expansion of the branch network, including the 8 branches acquired in the acquisition of Elm Financial, extended hours at many of the Bank's branch facilities, and expansion of ATM operations. Higher pension costs, payroll taxes, and medical insurance premiums were also experienced in 1994.

         Advertizing costs dropped $111,000 during the first quarter of 1993. Lower planned marketing activities in 1994 compared to 1993 caused the reduction in this expense.

         Management of the Company is committed to controlling general and administrative costs in order to help protect against declines in net income. During 1994, Management has taken steps to reduce general and administrative expenses from levels originally targeted for 1994.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $460,000 during the first quarter of 1994 compared to a net loss of $327,000 during the same period in 1993. The net loss recorded in 1994 was mostly associated with a $200,000 increase in the provision for losses, partly offset by lower costs to operate Nationwide REO. See "REO" for further discussion of REO.

Income Taxes.   Income taxes totaled $4.4 million or 35.2% of pre-tax income during the first quarter of 1994 compared to $4.6 million or 33.2% of pre-tax income during the first quarter of 1993. A higher statutory federal income tax rate and a change in certain state income tax planning strategies produced the increase in the effective rate between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                         At March 31,                           Three months ended March 31
Dollars in thousands                         1994                           1994                            1993
- - ----------------------------------------------------------- ---------------------------------------------------------------

                                                  Average     Average               Average    Average              Average
                                        Balance    Rate      Balance(a)   Interest   Yield    Balance(a)  Interest   Yield
- - ----------------------------------------------------------------------------------------------------------------------------
Loans receivable (b)                   $2,322,642    7.70%   $2,349,415     $44,905     7.65% $2,424,819   $50,267     8.29%
Mortgage-backed securities                930,519    5.47       749,756      10,144     5.41     643,388    10,961     6.81
Marketable-debt securities                189,418    4.48       165,151       1,778     4.37     148,245     1,490     4.08
Trading account                             ---       --            111           1     3.65       3,089        30     3.94
Federal funds                              62,000    3.33        58,578         457     3.16      36,247       272     3.04
Other investments (c)                      62,154    4.31       213,939       1,863     3.53     253,600     1,999     3.20
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $3,566,733    6.81%   $3,536,950     $59,148     6.70% $3,509,388   $65,019     7.42%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Deposits                               $3,251,680    3.50%   $3,235,814     $28,208     3.54% $3,092,843   $30,890     4.05%
Borrowings:
   Short-term borrowings (d)                  262    6.95           374           6     6.51     126,368     2,089     6.70
   Long-term borrowings (d)               109,316    7.02        63,458       1,416     9.05      70,974     1,337     7.64
- - ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          109,578    7.02        63,832       1,422     9.03     197,342     3,426     7.04
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $3,361,258    3.62%   $3,299,646     $29,630     3.64% $3,290,185   $34,316     4.23%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Excess of interest-earning assets
  over interest-bearing liabilities      $205,475              $237,304                         $219,203
- - ----------------------------------------------------------------------------------------------------------------------------

Ratio of interest-earning assets over
  interest-bearing liabilities               1.06                  1.07                             1.07
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Net interest income                                   -                     $29,518                        $30,703
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Interest rate spread                                3.19%                               -                               -
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

"Average" interest rate spread                        -                                3.06%                          3.19%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Net yield on average earning assets                   -                                3.34%                          3.50%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

(a) All average balances based on daily balances.
(b) Includes loans held for sale and loans placed on nonaccrual.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes FHL Bank advances, floating rate notes, other borrowings, subordinated capital notes. Excludes ESOP loan.

ASSET/LIABILITY REPRICING SCHEDULE

                                                                    at  March 31, 1994
                                          -----------------------------------------------------------------------------------
                                          Weighted                               More than 6
                                           Average             % of    6 Months   months to                           Over
                                            Rate    Balance   Total    or less     1 year    1-3 years  3-5 years    5 years
- - ----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
Investments:(a)
  Adjustable rate                           3.67%   $139,825      4%   $130,212     $9,613        -          -          -
  Fixed rate                                4.66     173,747      5      49,390      2,005     59,437     33,068     29,847
Mortgage-backed securities:(b)
  Adjustable rate                           4.61     581,823     16     292,550    289,273        -          -          -
  Fixed rate                                6.93     348,696     10      28,873     18,521     99,023     61,403    140,876
Mortgage loans:(b)
  Adjustable and renegotiable rate          7.42   1,670,140     46   1,168,719    271,125    173,913     56,383        -
  Fixed rate                                8.47     613,689     17      63,523     50,735    207,198    124,863    167,370
Consumer loans (b)                          8.19      20,214      1       4,673      1,835      9,426      1,966      2,314
Assets held for sale                        7.06      18,599      1      18,599        -          -          -          -
                                          -----------------------------------------------------------------------------------
  Total rate sensitive assets               6.81% $3,566,733    100% $1,756,539   $643,107   $548,997   $277,683   $340,407
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                         1.11%   $396,411     12%   $106,092    $22,658    $74,276    $53,664   $139,721
  Savings accounts                          2.42     823,157     24     261,561     43,830    143,680    103,809    270,277
  Money market deposit accounts             2.70     297,330      9     297,330        -          -          -          -
  Fixed-maturity certificates               4.70   1,734,782     52     759,835    261,318    494,428    151,638     67,563
                                          -----------------------------------------------------------------------------------
                                            3.50   3,251,680     97   1,424,818    327,806    712,384    309,111    477,561
Borrowings:(c)
  FHL Bank advances                         4.71      57,220      2      50,263         -       5,557        314      1,086
  Other borrowings                          9.88      35,962      1         -           -      35,962        -          -
  Mortgage-backed note                      8.80      16,396      *      16,396         -         -          -          -
                                          -----------------------------------------------------------------------------------
                                            7.02     109,578      3      66,659          0     41,519        314      1,086
                                          -----------------------------------------------------------------------------------
  Total rate sensitive liabilities          3.62% $3,361,258    100% $1,491,477   $327,806   $753,903   $309,425   $478,647
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------

Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)       3.19%   $205,475           $265,062   $315,301  $(204,906)  $(31,742) $(138,240)
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------


Cumulative GAP                                                         $265,062   $580,363   $375,457   $343,715   $205,475
Cumulative GAP to total assets without
  regard to hedging transactions                                           7.05%     15.44%      9.99%      9.14%      5.47%
Cumulative GAP to total assets with
  impact of hedging transactions                                           7.85%     15.90%      9.99%      9.14%      5.47%

 *  Less than one percent.
(a) Includes investment in FHL Bank Stock.
(b) Excludes accrued interest and accumulated provisions for losses.
(c) Excludes ESOP borrowing


  The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multi-family mortgages were estimated to be prepaid at a rate of approximately 10% per year; adjustable-rate mortgage loans on one-to four-family residences and loan securities were estimated to prepay at a rate of 18% per year; fixed-rate loans and loan securities were estimated to prepay at a rate of 15% per year. Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year depending on the age of the accounts. Regular savings accounts were estimated to be withdrawn at rates between 15% and 26% per year depending on the age of the accounts. Except for multi-family loans, the prepayment assumptions included in the Asset/Liability Repricing Schedule are based upon the Bank's actual prepayment experience over the past year as well as management's future expectations of prepayments. The Bank assumed a prepayment percentage of 10% because of current market conditions and the nature of the Bank's multi-family portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

PART II. --  OTHER INFORMATION

ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11, Statement re: Computation of Per Share Earnings

(b) (i) The Company filed a current report on Form 8-K on January 14, 1994 relating to the announcement of the Company's intent to repurchase upto 984,000 shares of its outstanding common stock.

         (ii) The Company filed a current report on Form 8-K on January 19, 1994 relating to the announcement of the death of Faustin A. Pipal, the former Chairman of the Board of Directors.

         (iii) The Company filed a current report on Form 8-K on March 16, 1994 relating to the scheduled date and the record date for the 1994 annual meeting of stockholders'.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                             (Registrant)


Date: May 13, 1994          By:    /s/ Joseph C. Scully
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: May 13, 1994         By:     /s/ Robert N. Parke
                                          Robert N. Parke
                               Senior Vice President and Treasurer

                                  (Principal Financial Officer)