Form 10-Q
period 1994-06-30
ST PAUL BANCORP INC
filed 1994-08-12
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1994

                                       or

          ( )     Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
             -----------------------------------------------------
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


                                 (312) 622-5000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES __X__      NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value -- 19,491,742 shares, as of August 1, 1994

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1994 and December 31, 1993 . . . . . . . . . . . . .  3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . .  5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . .  6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . .  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . 11





PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . 48

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 48

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . 49

          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 50

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                              June 30,    December 31,
Dollars in thousands                                                            1994           1993
- - -----------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents
  Cash and amounts due from depository institutions                      $     97,600    $   87,805
  Federal funds sold                                                           12,300        56,200
  Short-term marketable-debt securities
    (Market: June 30, 1994-$25,578; December 31, 1993-$192,326)                25,578       192,326
                                                                           -------------------------
Total cash and cash equivalents                                               135,478       336,331
Marketable-debt securities
  (Market: June 30, 1994-$108,049; December 31, 1993-$142,876)                110,391       142,051
Mortgage-backed securities
  (Market: June 30, 1994-$1,186,194; December 31, 1993-$733,314)            1,215,053       733,649
Loans receivable                                                            2,393,175     2,350,893
Less:  accumulated provision for loan losses                                   41,707        46,574
                                                                           -------------------------
  Net loans receivable                                                      2,351,468     2,304,319

Loans held-for-sale, at lower of cost or market
  (Market: June 30, 1994-$10,419; December 31, 1993-$28,616)                   10,419        28,497
Accrued interest receivable                                                    22,823        20,247
Foreclosed real estate
 (Net of accumulated provision for losses:  June 30, 1994-$1,541;
   December 31, 1993-$819)                                                     19,268        19,105
Real estate held for investment                                                12,186        11,237
Investment in Federal Home Loan Bank stock                                     29,847        31,290
Office properties and equipment                                                41,453        40,865
Prepaid expenses and other assets                                              33,692        37,785
                                                                           -------------------------
TOTAL ASSETS                                                             $  3,982,078    $3,705,376
                                                                           =========================

LIABILITIES:
  Deposits                                                               $  3,218,825    $3,252,618
  FHL Bank advances                                                           256,865         7,219
  Other borrowings                                                            106,290        56,751
  Advance payments by borrowers for taxes and insurance                        20,432        19,513
  Other liabilities                                                            27,659        21,946
                                                                           -------------------------
Total liabilities                                                           3,630,071     3,358,047

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share: authorized-10,000,000
    shares; none issued)                                                           --            --
  Common stock (par value $.01 per share: authorized-40,000,000 shares;
    issued at June 30, 1994-19,760,755 shares;
    outstanding at June 30, 1994-19,484,805 shares;
    issued and outstanding at December 31, 1993-19,683,981 shares)                198           197
  Paid-in capital                                                             137,640       136,609
  Retained income, substantially restricted                                   224,124       210,215
  Unrealized gain (loss) on securities, net of taxes                           (1,115)        4,594
  SFAS No. 87 adjustment, net of taxes                                            (46)          (46)
  Borrowings by employee stock ownership plan                                  (1,000)       (4,240)
  Unearned employee stock ownership plan shares (196,350 shares)               (2,883)           --
  Treasury stock (275,950 shares)                                              (4,911)           --
                                                                           -------------------------
Total stockholders' equity                                                    352,007       347,329
                                                                           -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,982,078     $3,705,376
                                                                           =========================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three months ended                Six months ended
                                                            June 30,                         June 30,
Dollars in thousands except per share amounts           1994       1993                  1994       1993
- - -----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                  $   43,930 $   52,032            $   88,835 $  102,299
  Mortgage-backed securities                            15,135     11,194                25,279     22,155
  Marketable-debt securities                             1,624      1,834                 3,402      3,324
  Trading account                                           --         19                     1         49
  Federal funds                                            307        301                   764        573
  Other short-term investments                             895      1,965                 2,758      3,964
                                                      --------   --------              --------   --------
     Total interest income                              61,891     67,345               121,039    132,364

INTEREST EXPENSE:
  Deposits                                              28,186     31,379                56,394     62,269
  Short-term borrowings                                    331      1,528                   337      3,617
  Long-term borrowings                                   4,297      1,583                 5,713      2,920
                                                      --------   --------              --------   --------
     Total interest expense                             32,814     34,490                62,444     68,806
                                                      --------   --------              --------   --------
     Net interest income                                29,077     32,855                58,595     63,558

Provision for loan losses                                  750      2,750                 2,700      6,750
                                                      --------   --------              --------   --------
     Net interest income after provision
      for loan losses                                   28,327     30,105                55,895     56,808

OTHER INCOME:
  Loan servicing fees                                      363        424                   712        907
  Other fee income                                       4,283      3,593                 7,851      6,627
  Net gain on assets sold                                   81        745                   470        910
  Net trading account gain (loss)                           --         40                    (5)        45
  Discount brokerage commissions                           933      1,620                 2,167      2,958
  Income from real estate operations                       564        643                 1,231      1,206
  Insurance and annuity commissions                        983        852                 1,939      1,731
  Other                                                     80        102                   249        178
                                                      --------   --------              --------   --------
     Total other income                                  7,287      8,019                14,614     14,562

GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits                    11,706     10,841                23,662     20,961
  Occupancy, equipment and other office expense          4,873      4,658                10,106      8,970
  Advertising                                            1,193      1,355                 2,319      2,592
  Federal deposit insurance                              2,238      2,286                 4,478      4,489
  Other                                                  1,368      1,650                 2,601      2,858
                                                      --------   --------              --------   --------
     General and administrative expense                 21,378     20,790                43,166     39,870

Loss on foreclosed real estate                             781        344                 1,241        671
                                                      --------   --------              --------   --------
     Income before income taxes                         13,455     16,990                26,102     30,829

Income taxes                                             4,835      5,468                 9,284     10,064
                                                      --------   --------              --------   --------
     NET INCOME                                     $    8,620 $   11,522            $   16,818 $   20,765
                                                      ========   ========              ========   ========

EARNINGS PER SHARE:
  Primary                                           $     0.42 $     0.56            $     0.82 $     1.03
  Fully diluted                                           0.42       0.56                  0.82       1.03
                                                      =========  ========              ========   ========

DIVIDENDS PER SHARE                                 $    0.075 $    0.067            $    0.150 $    0.133
                                                      ========   ========              ========   ========

See notes to consolidated financial statements.

ST. PAUL BANCORP,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                     Unrealized              Borrowing   Unearned
                                                                     gain/(loss)   SFAS No.  by employee  employee
                                 Common Stock                           on        87 adjust-   stock       stock
                             -------------------  Paid-in   Retained  securities, ment, net  ownership  ownership  Treasury
                             Shares     Amount    capital   income    net of tax    of tax     plan    plan shares   stock   Total
    ------------------------------------------------------------------------------------------------------------------------------
    Balance at
    December 31, 1992        18,258,158    $183  $115,253  $173,976    $    --   $    --     ($2,071)  $    --   $  --    $287,341
    Issuance of common
      stock under stock
      option plan                75,000       1       819        --         --        --          --        --       --        820
    Issuance of common
      stock under to
      Elm Shareholders        1,292,313      12    19,754        --         --        --          --        --       --     19,766
    Retirement of
      common stock
      issued to Elm
      shareholders                 (446)     --        (7)                                                                      (7)
    Net income                       --      --        --    20,765         --        --          --        --       --     20,765
    Cash dividends paid
      to Shareholders
      ($0.13 per share)              --      --        --    (2,527)        --        --          --        --       --     (2,527)
    Repayment of
      principal                      --      --        --        --         --        --         357        --       --        357
    Additional
      borrowings                     --      --        --        --         --        --      (2,616)       --       --     (2,616)
    -------------------------------------------------------------------------------------------------------------------------------
    BALANCE
    JUNE 30, 1993            19,625,025    $196  $135,819  $192,214         $0        $0     ($4,330)       $0       $0   $323,899
    ==============================================================================================================================


    Balance at
    December 31, 1993        19,683,981    $197  $136,609  $210,215     $4,594      ($46)    ($4,240)  $    --   $  --    $347,329
    Unearned ESOP
      shares                         --      --        --        --         --        --       2,883    (2,883)      --         --
    Issuance of common
      stock under stock
      option plan                76,774       1     1,031        --         --        --          --        --       --      1,032
    Net income                       --      --        --    16,818         --        --          --        --       --     16,818
    Cash dividends paid
      to Shareholders
      ($0.15 per share)              --      --        --    (2,909)        --        --          --        --       --     (2,909)
    Adjustment to
      unrealized gain                --      --        --        --     (5,709)       --          --        --       --     (5,709)
    Repayment of ESOP
      borrowing                      --      --        --        --         --        --         357        --       --        357
    Treasury stock
      purchases                (275,950)     --        --        --         --        --          --        --   (4,911)    (4,911)
    -------------------------------------------------------------------------------------------------------------------------------
    BALANCE
    JUNE 30, 1994            19,484,805    $198  $137,640  $224,124    ($1,115)     ($46)    ($1,000)  ($2,883) ($4,911)  $352,007
    ==============================================================================================================================


See notes to consolidated financial statements.

   ST. PAUL BANCORP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six months ended June 30,
                                                                  ------------------------------
    Dollars in thousands                                              1994             1993
    --------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES:
    Net income                                                   $      16,818   $       20,765
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                      2,700            6,750
          Provision for losses on foreclosed real estate                 1,122              412
          Provision for depreciation                                     2,516            2,293
          Assets originated and acquired for sale                      (37,181)         (44,271)
          Sale of assets held for sale                                  54,534           34,784
          (Increase) decrease in accrued interest receivable            (2,636)           1,085
          (Increase) decrease in prepaid expenses and other assets       3,893           (1,813)
          Increase (decrease) in other liabilities                       5,712           (2,733)
          Net amortization of yield adjustments                           (571)              35
          Other items, net                                              (6,803)           6,157
    --------------------------------------------------------------------------------------------
      Net cash provided by operating activities                         40,104           23,464
    --------------------------------------------------------------------------------------------

    INVESTING ACTIVITIES:
    Principal repayments on loans receivable                           279,020          254,857
    Loans originated and purchased for investment                     (330,191)        (207,621)
    Loans receivable sold                                                3,191           14,220
    Principal repayments on available-for-sale mortgage-
     backed securities                                                  42,550               --
    Principal repayments on held-to-maturity mortgage
     backed securities                                                  83,400          111,366
    Purchase of available-for-sale mortgage-backed securities          (27,127)              --
    Purchase of held-to-maturity mortgage-backed securities           (604,834)         (79,618)
    Sale of available-for-sale mortgage-backed securities               15,459               --
    Maturities of available-for-sale marketable-debt securities         11,000               --
    Maturities of held-to-maturity marketable-debt securities               --          122,024
    Purchase of available-for-sale marketable-debt securities          (20,950)              --
    Purchase of held-to-maturity marketable-debt securities            (30,695)         (90,812)
    Sale of available-for sale marketable-debt securities               70,182               --
    Additions to real estate held for investment                        (5,276)          (2,077)
    Real estate sold                                                    15,083            4,584
    Sale of Federal Home Loan Bank stock                                 1,443            1,897
    Purchase of office properties and equipment                         (3,710)          (2,848)
    Proceeds from sales of office properties and equipment                 606              333
    Acquisition of Elm Financial, net of cash and
          cash equivalents acquired of $11,002.                             --          (15,655)
    --------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                (500,849)         110,650
    --------------------------------------------------------------------------------------------

    FINANCING ACTIVITIES:
    Net increase in checking and savings deposits                       63,355           21,441
    Proceeds from sales of certificates of deposit                     143,257          529,488
    Payments for maturing certificates of deposit                     (240,405)        (571,092)
    Net proceeds from issuance of subordinated notes                        --           33,422
    Increase in long-term borrowings                                   210,017              ---
    Repayment of long-term borrowings                                     (200)         (83,086)
    Increase in short-term borrowings, net                              89,737              ---
    Dividends paid to stockholders                                      (2,909)          (2,527)
    Net proceeds from exercise of stock options                          1,032              513
    Purchase of Treasury Stock                                          (4,911)              --
    Increase (decrease) in advance payments by borrowers
       for taxes and insurance                                             919             (742)
    --------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                 259,892          (72,583)
    --------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (200,853)          61,531
    Cash and cash equivalents at beginning of period                   336,331          311,567
    --------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     135,478 $        373,098
    ===========================================================================================
    SUPPLEMENTAL DISCLOSURES:
       Interest credited on deposits                             $      49,562 $         56,580
       Interest paid on deposits                                         4,998            5,871
    --------------------------------------------------------------------------------------------
       Total interest paid on deposits                                  54,560           62,451

       Interest paid on borrowings                                       4,021            6,993
       Income taxes paid, net                                            5,612           11,293
       Common stock issued in acquisition of Elm Financial                  --           19,766
       Real estate acquired through foreclosure                         12,795           19,803
       Loans originated in connection with real estate
          acquired through foreclosure                                   7,840            2,978

    See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three- and six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3. At June 30, 1994 the Bank had outstanding commitments to originate 1-4 family, real estate loans of $98.5 million. Of these commitments, $91.7 million were for adjustable-rate loans and $6.8 million were for fixed-rate loans. Most of these commitments expire after sixty days. In addition, the Bank had outstanding commitments to originate $6.6 million of mortgage loans secured by 5-35 family apartment buildings. Of these commitments, $4.3 million were adjustable-rate loans and $2.3 million were fixed-rate loans. Unused home equity lines of credit totaled $39.3 million as of June 30, 1994. The Bank anticipates funding origination with excess liquidity and borrowings.

At June 30, 1994 the Bank held commitments to sell $4.5 million of fixed-rate, 1-4 family real estate loans. Market value losses, if any, related to these commitments have been reflected in the consolidated financial statements.


4. On February 23, 1993, the Company acquired ("the Acquisition") Elm Financial Services, Inc. ("Elm Financial"). The following schedule details the net effect during the first half of 1993 of the Acquisition on cash and cash equivalents:

   =================================================
   Purchase price                            $48,194
   Less:  issuance of St. Paul stock          19,766
   Less:  Elm stock acquired in 1992           1,771
   -------------------------------------------------
   Cash paid for Acquisition                  26,657
   Cash and cash equivalents acquired         11,002
   -------------------------------------------------
   Acquisition of Elm Financial, net of
     cash and cash equivalents acquired      $15,655
   =================================================

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". Loans accounted for under SFAS No. 114 include multi-family and commercial real estate loans. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a specific valuation allowance ("SVA"). Also, SFAS No. 114 provides guidance on the classification of loans as real estate ("REO") in-substance foreclosed.

The adoption of SFAS No. 114 had no impact on the Consolidated Statement of Income or the Consolidated Statement of Financial Condition since loans considered to be impaired under SFAS No. 114 were previously valued at the fair value of the collateral and all of the Company's REO in-substance at December 31, 1993 continue to be classified as REO in-substance under SFAS No. 114.


The following schedule presents activity for impaired loans during the six months ended June 30, 1994, which is comprised primarily of multi-family loans:


                                           Impaired Loan Activity
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                 Eliminations
                                                           ------------------------------------------------------
                                   Balance        New        Transfer                   Improvement                    Balance
                                   1/1/94    Impairments     to REO      Charge-offs   in Valuation    Repayments      6/30/94
                                -----------------------------------------------------------------------------------------------
Performing loans                $35,645,731  $12,253,277            $0   $(3,664,123)  $(18,830,270)  $(1,407,614)  $23,997,001

Non-performing loans              5,787,282   21,173,659   (14,868,816)   (2,705,308)      (968,091)          602     8,419,328
                                -----------------------------------------------------------------------------------------------
Total impaired loans            $41,433,013  $33,426,936  $(14,868,816)  $(6,369,431)  $(19,798,361)  $(1,407,012)  $32,416,329
                                ===============================================================================================


The following schedule provides a rollforward of SVA on impaired loans (see schedule above) during the first six months of 1994. SVA represent the amount of impairment on impaired loans.

                                                           SVA Activity
                                  -----------------------------------------------------------------
                                    Balance    Decreases   Improvements                    Balance
                                    1/1/94      in Value     in Value     Charge-offs      6/30/94
                                  -----------------------------------------------------------------
Performing loans                 $4,551,018   $3,387,969   $(1,039,411)  $(3,664,123)    $3,235,453

Non-performing loans                487,282    2,566,182      (140,165)   (2,705,308)       207,991
                                  -----------------------------------------------------------------
Total impaired loans             $5,038,300   $5,954,151   $(1,179,576)  $(6,369,431)    $3,443,444
                                  =================================================================

The following table provides activity in the accumulated provision for loan losses:

                                  Real Estate       Consumer       Total
Dollars in thousands                    loans          loans       loans
- - --------------------------------------------------------------------------
Balance at December 31, 1991           $44,743         $1,421     $46,164
Provision for losses                     9,425          1,200      10,625
Charge offs                             (7,545)          (695)     (8,240)
Recoveries                                 127              5         132
Transfers                                  769           (769)        ---
- - --------------------------------------------------------------------------
Balance at December 31, 1992           $47,519         $1,162     $48,681
Provision for losses                    10,250            500      10,750
Acquired from Elm                          929            ---         929
 Charge offs                           (14,050)          (306)    (14,356)
Recoveries                                 521             49         570
Transfers                                  813           (813)        ---
- - --------------------------------------------------------------------------
Balance at December 31, 1993           $45,982         $  592     $46,574
Provision for losses                     2,630             70       2,700
Charge offs                             (7,687)           (56)     (7,743)
Recoveries                                 146             30         176
Transfers                                 (301)           301         ---
- - --------------------------------------------------------------------------
Balance at June 30, 1994               $40,770         $  937     $41,707
=========================================================================


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

The ESOP is authorized to borrow money to finance the acquisition of Company common stock and to pledge the stock acquired to secure payment of the loan. The Bank does not provide financing for the ESOP. During 1987, the ESOP borrowed $5.0 million to purchase 750,000 shares of Company common stock. This loan has been repaid in full during 1994. During 1991, the ESOP obtained a $5.0 million line of credit, which was increased to $18.0 million in 1993.
This line of credit was used to purchase 286,400 shares of Company common stock during 1992 and 1993, and as of June 30, 1994, $3.9 million of this line of credit is outstanding. Outstanding ESOP borrowings are guaranteed by the Company and are included in other borrowings in the Consolidated Statements of Financial Condition.

St. Paul Bancorp stock that is acquired with borrowed funds is held by the ESOP trustee as collateral for the related borrowings. As the loans are repaid, shares held as collateral are released. The ESOP loan is being repaid from Bank contributions and dividends received on St. Paul Bancorp stock held by the ESOP. Payment of the ESOP loan is guaranteed by the Company. The Company also has pledged $1.0 million in marketable-debt securities as additional collateral for the ESOP loan.

Contributions to the ESOP are made at the sole discretion of the Board of Directors, but may not exceed 15% of the aggregate compensation of all participants. Since the inception of the ESOP, contributions have been sufficient to service the ESOP debt and, in certain years, have allowed the ESOP to acquire additional shares of St. Paul Bancorp stock.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Beginning January 1, 1994, the Company prospectively adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires the recognition of compensation expense for ESOP shares acquired after 1992 and not committed to be released before the beginning of 1994, be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost.

As of June 30, 1994, the ESOP had 196,350 shares acquired after January 1, 1993 that are committed to be released beginning in 1996. The adoption of SOP 93-6 had no impact on net income for the three- and six-month periods ending June 30, 1994. The effect of SOP 93-6 on net income in 1996 and beyond is not determinable since it is based on future prices of St. Paul Bancorp stock. Under SOP 93-6 the average number of ESOP shares considered outstanding for earnings per share purposes during the second quarter of 1994 and the six-month period ending June 30, 1994 was 196,350 lower than for 1993 because unallocated shares are excluded from the calculation. The effect of excluding these shares from the earnings per share computation was to increase earnings per share by less than $0.01 for the three- and six-month periods ending June 30, 1994. Also, under SOP 93-6, $15,000 of dividends during the second quarter of 1994 and $29,000 of dividends during the six-month period ending June 30, 1994 on the 196,350 unearned ESOP shares were reported as a reduction of accrued interest on the ESOP borrowings rather than as a reduction of retained earnings.

Contributions to the ESOP recorded as compensation expense totaled $150,000, $846,000, and $1.1 million during the six months ended June 30, 1994, the year ended 1993 and the year ended 1992, respectively.

The following table summarizes shares of Company stock held by the ESOP:

                                         June 30,    December 31,
                                           1994          1993
  ---------------------------------------------------------------
  Shares allocated to participants        683,445       710,670
  Unallocated shares:                                   339,999
   Grandfathered under SOP 93-6           143,649           N/A
   Unearned ESOP shares                   196,350           N/A
  ---------------------------------------------------------------
  Total                                 1,023,444     1,050,669

  Fair value of unearned ESOP shares   $4,344,244     $     N/A
  ===============================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

        St. Paul Bancorp, Inc. ("St. Paul Bancorp" or the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution headquartered in Illinois. The Company is headquartered in Chicago, Illinois and its principal business currently consists of the operations of its wholly-owned subsidiary, the Bank. The Company also owns and operates two other subsidiaries, Annuity Network, Inc., ("Annuity Network") which sells annuity products and St. Paul Financial Development Corporation ("St. Paul Financial"), which primarily engages in single family real estate development in the Chicago metropolitan area.

        The Bank is a consumer-oriented retail financial institution, operating 52 full service banking offices throughout the Chicago metropolitan area. Of these banking offices, 17 are located within large chain grocery superstores which provide the Bank access to an expanded retail customer base. The Bank uses its banking offices to attract retail deposits and originate loans in neighborhoods of the Chicago metropolitan area with favorable savings patterns and high levels of home ownership. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

        Generally, the Bank reinvests funds obtained from its retail banking facilities in loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank focuses most of its current lending activities on the origination and purchase of various mortgage products secured by 1-4 family residential properties. The Bank utilizes a correspondent loan program to originate 1-4 family mortgages outside the Chicago metropolitan area, primarily in the states of Illinois, Wisconsin, Indiana, Michigan, and Ohio.

        The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 35 units located in the Chicago metropolitan area. Beginning in the third quarter of 1994, the Bank expanded this origination program to include loans secured by up to 120 unit apartment buildings. The Bank also originates mortgage loans to facilitate the sale of multi-family, and occasionally, commercial real estate owned by the Bank. Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multi-family real estate and to a lesser extent, loans secured by commercial
real estate.    At June 30, 1994, $985.0 million or 24.7% of total assets were comprised of loans secured by multi-family real estate properties, of which $583.1 million or 14.6% of total assets represents multi-family loans secured by real estate located in California. Also, $64.5 million or 1.6% of the Company's total assets at June 30, 1994 included loans secured by commercial real estate, other than multi-family. Periodically, the Bank will also repurchase multi-family loans sold with recourse.

        A variety of consumer loan products, including home equity loans, secured lines of credit, education, auto and credit card loans1 are offered through the retail banking offices. The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities.

        Management's focus on retail operations includes significant diversification of income sources beyond net interest income. The Bank services approximately 157,000 checking accounts, which generate significant fee income. The Bank engages in mortgage-banking activities and operates 173 automated teller machines ("ATMs") throughout the Chicago metropolitan area. Through subsidiaries (Investment Network, Inc. and St. Paul Service, Inc.), the Bank offers discount brokerage services and a full line of insurance products in its banking offices.

        Earnings of the Bank are susceptible to interest rate risk to the extent that the Bank's funding (i.e., deposits and borrowings) reprices on a different basis and in different periods than its securities and loans. The Bank tries to structure its balance sheet to reduce its exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels that do not jeopardize the financial safety and soundness of the institution. See "LIQUIDITY" for further discussion.

        The Bank's earnings are also affected by changes in real estate market






- - ---------------
     1 The credit card product is offered by the Bank through an agency agreement with another lender.

values. As changes in the forces of supply and demand for real estate, economic conditions of real estate markets and interest rates occur, the risk of actual losses in the Bank's loan portfolio will change. See "CREDIT" for further details.

CAPITAL

        Holding Company. Stockholders' equity of the Company was $352.0 million at June 30, 1994 or 9.24% of average assets during the first six months of 1994. In comparison, stockholders' equity at December 31, 1993 was $347.3 million or 9.27% of average assets for the year ended December 31, 1993. The $4.7 million growth in stockholders' equity during the six months ended June 30, 1994 primarily resulted from $16.8 million of net income, partly offset by $5.7 million of unrealized losses on available-for-sale securities, primarily associated with an increase in market interest rates during 1994, the acquisition of $4.9 million of the Company's common stock under a stock repurchase program, and the payment of $2.9 million of dividends. Under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in 1993, adjustments to the market value of available-for-sale securities are recorded directly to stockholders' equity and are not recorded on the Consolidated Statements of Income until the securities are sold. See "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

        During the first six months of 1994, the Company acquired 275,950 shares of its outstanding common stock (or approximately 1.4% of shares outstanding) under its stock repurchase program announced in January of 1994. In July of 1994, the Company announced that it intends to continue the stock repurchase program by purchasing up to an additional 5% (or approximately 964,000 shares) of its outstanding common stock. These shares will be acquired during the second half of 1994 through open market and privately-negotiated transactions. Management's primary objective in reacquiring the shares is to increase return on equity and earnings per share for those shares of the Company's stock that will remain outstanding.

        Bank. Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured institutions such as the Bank include minimum ratios of core and tangible capital to adjusted total assets of 3.0% and 1.5%, respectively. Savings institutions also are required to maintain a ratio of total regulatory capital to risk-weighted assets of 8.0%. Total regulatory capital for purposes of the risk-based capital requirements consists of core capital and supplementary capital (to the extent supplementary capital does not exceed core capital). Supplementary capital includes such items as general valuation allowances ("GVAs") on loans receivable, subject to certain limitations.

        During 1994, the Bank continued to exceed the core, tangible, and risk-based capital requirements by wide margins. The following table presents the Bank's regulatory capital position as of June 30, 1994 and December 31, 1993:

- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------
                                           JUNE 30, 1994
- - -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital        Capital         Capital
- - -----------------------------------------------------------------------
Actual percentage                8.71%           8.71%          16.86%
Required percentage              3.00            1.50            8.00
- - -----------------------------------------------------------------------
Excess percentage                5.71%           7.21%           8.86%
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------
Actual capital               $342,605        $342,605        $370,183
Required capital              117,947          58,974         175,673
- - -----------------------------------------------------------------------
Excess capital               $224,658        $283,631        $194,510
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------

                                         DECEMBER 31, 1993
- - -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital         Capital         Capital
- - -----------------------------------------------------------------------
Actual percentage                9.50%           9.50%          16.67%
Required percentage              3.00            1.50            8.00
- - -----------------------------------------------------------------------
Excess percentage                6.50%           8.00%           8.67%
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------
Actual capital               $347,989        $347,989        $376,355
Required capital              109,875          54,938         180,490
- - -----------------------------------------------------------------------
Excess capital               $238,114        $293,051        $195,964
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------

        The following schedule reconciles stockholders' equity of the Company to each of the components of regulatory capital of the Bank at June 30, 1994:

                                                               June 30,
Dollars in thousands                                            1994
- - -----------------------------------------------------------------------
Stockholders' equity of the Company                            $352,007
Plus: borrowings by ESOP and unearned
      ESOP shares                                                 3,883
Less: capitalization of Company                                 (10,500)
- - -----------------------------------------------------------------------
Shareholder's equity of the Bank                                345,390
Less: investments in non-includable
      subsidiaries2                                                (873)
Less: intangible assets                                          (1,912)
- - -----------------------------------------------------------------------
Tangible and core capital                                       342,605
Plus: allowable GVAs                                             27,578
- - -----------------------------------------------------------------------
Risk-based capital                                            $ 370,183
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------

        During the first six months of 1994, the Bank's core and tangible capital ratios were reduced 79 basis points by the payment of $17.1 million in dividends to St. Paul Bancorp and the recognition of $5.7 million of unrealized losses on available-for-sale securities. The reduction in the core and tangible capital ratios associated with these items was partly offset by the Bank's net income which totaled $16.8 million during the first half of 1994. In contrast, the Bank's risk-based capital ratio improved 19 basis points during the first six months of 1994. The implementation of the OTS' revised regulations on the risk-weighting of certain multi-family loans in the 50% category allowed the Bank's risk-based capital ratio to improve, despite the decline in total regulatory capital.

        The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5%. If the Bank were required to meet a 4% core capital ratio as of June 30, 1994, its excess core capital would have been $185.4 million versus $224.7 million under current requirements.

        In 1993, the OTS issued a regulation which adds an interest rate risk component to the risk-based capital requirement for "excess interest rate risk." Under the new regulation, an institution is considered to have excess interest

- - ------------------
      2   As of June 30, 1994, the Bank had an additional $429,000 invested in non-includable subsidiaries which will be fully phased-out of tangible, core, and risk-based capital beginning in the third quarter of 1994. St. Paul Service, Inc. and EFS San Diego (acquired from Elm Financial) are treated as non-includable subsidiaries for purposes of the regulatory capital computation.

rate risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. In this situation, the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. The new regulation became effective on January 1, 1994.

        At June 30, 1994, the Bank does not have "excess interest rate risk" as defined in the OTS regulation and currently is not subject to an additional risk-based capital requirement. Had the Bank been subject to a higher risk-based capital requirement, its excess risk-based capital (which totaled 8.86% or $194.5 million at June 30, 1994) would have been reduced.

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

        At June 30, 1994, the Bank is considered "well capitalized" under the OTS' prompt corrective action regulations based upon ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of 8.71%, 15.53%, and 16.86%, respectively.

KEY CREDIT STATISTICS


                                         June 30, 1994   December 31, 1993   December 31, 1992
Dollars in thousands                     Dollar     %      Dollar      %       Dollar     %
- - ----------------------------------------------------------------------------------------------
LOAN PORTFOLIO BY PRODUCT
- - ----------------------------------------------------------------------------------------------
Real estate dependent loans:
1-4 family                             $1,313,119  54.8%  $1,187,210  50.5%  $1,085,679  46.7%
5-35 unit multi-family                     32,616   1.4       38,460   1.6       46,771   2.0
> 35 unit multi-family                    955,081  39.9    1,026,007  43.6    1,097,281  47.1
Commercial real estate                     64,474   2.7       73,094   3.1       66,812   2.9
Land                                        7,139   0.3       10,307   0.4        3,126   0.1
- - ----------------------------------------------------------------------------------------------
Total real estate dependent loans
 loans                                  2,372,429  99.1    2,335,078  99.2    2,299,669  98.8
Consumer loans                             21,609    .9       19,572   0.8       27,517   1.2
- - ----------------------------------------------------------------------------------------------
Total loans                            $2,394,038 100.0%  $2,354,650 100.0%  $2,327,186 100.0%
- - ----------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------


NON-PERFORMING ASSETS
- - ----------------------------------------------------------------------------------------------
Real estate dependent loans:
1-4 family                             $    7,072  18.1%  $   11,202  22.6%  $   12,759  26.4%
5-35 unit multi-family                      2,924   7.5        1,970   4.0        1,994   4.1
> 35 unit multi-family                      8,214  21.0       10,938  22.1       13,565  28.0
Commercial real estate                        146    .4        2,597   5.2          ---    --
Land                                          206    .5        2,406   4.9          ---    --
- - ----------------------------------------------------------------------------------------------
    Subtotal                               18,562  47.5       29,113  58.8       28,318  58.5
Consumer loans                                476   1.2          555   1.1        1,041   2.2
Real estate owned:
1-4 family                                  4,351  11.1%       4,925   9.9%       2,776   5.7%
5-35 unit multi-family                        ---    --          ---    --          750   1.5
> 35 unit multi-family                     11,395  27.2       14,998  30.2       14,133  29.2
Commercial real estate                      2,108   5.4          ---    --        1,390   2.9
Land                                        2,200   5.6          ---    --          ---    --
- - ----------------------------------------------------------------------------------------------
    Subtotal                               20,054  51.3       19,923  40.1       19,049  39.3
- - ----------------------------------------------------------------------------------------------
Total non-performing assets            $   39,092 100.0%  $   49,591 100.0%  $   48,408 100.0%
- - ----------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------


                                                           June 30,  December 31, December 31,
                                                              1994        1993        1992
- - ----------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- - ----------------------------------------------------------------------------------------------
Net charge-offs to average loans receivable
 and foreclosed real estate                                     0.67%      0.69%      0.41%
Net California charge-offs to average California
 loans receivable and foreclosed real estate                    1.87       2.01       0.32
Loan loss reserve to total loans                                1.74       1.98       2.10
Loan loss reserve to non-performing loans                     219.07     156.99     165.81
Non-performing assets to total assets                           0.98       1.34       1.38
General valuation allowance to non-
  performing assets                                            99.89      85.41      97.30
General valuation allowance to impaired
  loans, net of SVA                                           134.78       N/A        N/A
- - ---------------------------------------------------------------------------------------------


N/A  Not applicable

CREDIT

        Since savings institutions are required by law to invest primarily in loans secured by mortgages on real estate, the Bank's asset values and earnings are exposed to risk associated with changes in real estate market values. Generally, real estate market values are specific to local real estate markets and are based on the forces of supply and demand for real estate, the economic conditions of the local real estate market, and interest rates. As changes in real estate markets occur, the risk of actual losses in the Bank's loan portfolio will change.

        At June 30, 1994, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multi-family dwellings. The loan portfolio also included, but to a lesser extent, commercial real estate loans, land loans and consumer loans. See "KEY CREDIT STATISTICS" for further details.

        The Bank reports 1-4 family and consumer loans as non-performing when they become 90 days or more delinquent and multi-family and commercial real estate loans when they become 60 days or more delinquent. Certain other loans are also placed on a non-accrual status in accordance with the Bank's accounting policy. The Bank also monitors the credit quality of its privately-issued MBS. Generally, MBS are sold in the secondary market when the security is down-graded below an investment grade.

        At June 30, 1994, non-performing loans totaled $19.0 million 3 compared to $29.7 million at December 31, 1993. Contributing to the $10.7 million decline in non-performing loans were: 1) the transfer of $10.3 million of delinquent loans to REO; 2) $4.6 million in charge-offs; and 3) a $4.2 million
or 35.8% reduction in delinquent 1-4 family loans.   The addition of $8.4
million of delinquent loans to a non-performing status partly offset these improvements.

        The following are descriptions of individual non-performing loans at June 30, 1994 in which the Bank's net investment exceeds $2.0 million:


- - ----------------
       3 Of the $19.0 million of non-performing loans at June 30, 1994, $6.9 million were secured by real estate located in California.

        * A $3.2 million first mortgage loan (240 days delinquent) secured by a 128 unit apartment building located in Madison, Wisconsin. The property was removed from bankruptcy during the first quarter of 1994 and the Bank is negotiating with the borrower to bring the loan current.

        * A $3.0 million first mortgage loan (240 days delinquent) secured by a 100 unit apartment building located in Colton, California. The property was removed from bankruptcy during the second quarter of 1994 and the Bank anticipates completing foreclosure during the third quarter of 1994.

        * A $2.0 million first mortgage loan (150 days delinquent) secured by a 16 unit apartment building located in Chicago, Illinois. The property is currently in bankruptcy and remitting cash flow payments to the Bank in accordance with the bankruptcy agreement.

        * A $2.0 million first mortgage loan (90 days delinquent) secured by a 98 unit apartment building located in Fontana, California. The Bank is currently negotiating a payoff with the second lien holder. If no agreement is reached with the second lien holder, the Bank anticipates completing foreclosure during the third quarter of 1994.


        As of January 1, 1994, the Company adopted SFAS No. 114. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for listing of impaired loans and related SVA.

        The following tables summarize the components of classified and substandard assets at June 30, 1994 and December 31, 1993 (dollars in thousands):

                                         Classified Assets
                                         -----------------
                          June 30,                      December 31,
                            1994                           1993
                       ------------                     ------------

  Substandard          $    216,810                     $    244,949
  Doubtful                    2,611                            3,955
  Loss4                       4,559                            6,058
                       ------------                     ------------
  Total                $    223,980                     $    254,962
                       ============                     ============

- - ---------------
       4  Assets classified "loss" represent impaired amounts
under SFAS No. 114.  Assets classified as loss are provided for through a
specific  valuation  allowance.     These  specific  valuation allowances have
not been  deducted in this schedule.   See "NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS" for further details.

                                              Substandard Assets
                                              ------------------
                                     June 30,                   December 31,
                                      1994                          1993
                                ----------------             ----------------
Non-performing assets:
  REO                          $ 20,054     9.25%            $ 11,884    4.85%
  REO "in-substance"                ---       --                8,039    3.28
  Delinquent/nonaccrual
   loans                         19,038     8.78               29,668   12.11
                                 ------  -------               ------   -----
                                 39,092    18.03               49,591   20.24
Loans delinquent 30-59 days
  In portfolio                      ---       --               16,812    6.86
  Sold with recourse                ---       --                1,766    0.72
                                 ------   ------               ------   -----
            Subtotal                ---       --               18,578    7.58

Loans current and performing:
  In portfolio                  157,432    72.61              153,540   62.68
  Sold with recourse             20,286     9.36               23,240    9.49
                                -------    -----              -------   -----
            Subtotal            177,718    81.97              176,780   72.17
                                -------    -----              -------   -----

Total substandard assets       $216,810   100.00%            $244,949  100.00%
Less: substandard loans
  sold with recourse5            20,286                        25,006
                                -------                       -------
Substandard assets
  in portfolio                 $196,524                      $219,943
                               ========                      ========

Percent of Total Assets            4.94%                         5.94%
                                =======                       =======


        Of the $224.0 million of total classified assets at June 30, 1994, $201.5 million or 90.0% represented multi-family or commercial real estate assets, of which $131.1 million (or 58.5% of total classified assets) consisted of California multi-family or commercial real estate assets. Of the $216.8 million of substandard assets, $177.7 million or 82.0% were current and performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system.

        In comparison, at December 31, 1993, $228.4 million or 89.6% of the total classified assets represented multi-family or commercial real estate assets, of which $153.3 million (or 60.1% of total classified assets) consisted of California multi-family or commercial real estate assets. Of the $244.9 million

- - -------------
       5   At June  30, 1994,  total loans  sold with  recourse was
$109.9 million with a maximum remaining loss exposure under these agreements of
$27.9 million.   At December 31, 1993,  total loans sold with  recourse was
$214.8 million with a maximum remaining loss exposure under these agreements of $39.2 million.

of substandard assets at December 31, 1993, $176.8 million or 72.2% were current and performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system.

        The accumulated provision for loan losses at June 30, 1994 was $41.7 million compared to $46.6 million at December 31, 1993, a decrease of $4.9 million. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further detail.
On a quarterly basis, the Loan Loss Reserve Committee of the Board of Directors ("Reserve Committee") reviews the adequacy of the accumulated provision for loan losses and the current loss provision after evaluating the results of the loan loss reserve methodology. The Reserve Committee reviews the various risk elements of credit which are inherent in each of the portfolios, including loans sold with recourse. The risk components which are evaluated include the results of individual credit reviews, the level of non-performing and classified assets, geographic concentrations of credit, national economic conditions, trends in real estate values, the impact of changing interest rates on principal amortization and borrower debt service coverage6, as well as historical loss experience, peer group comparisons, and the regulatory guidance issued by the OTS and other regulatory bodies.

        The loan loss provision recorded during the six months ended June 30, 1994 was $2.7 million compared to $6.8 million during the six months ended June 30, 1993. The lower provision recorded during 1994 generally reflects a reduction in classified loans, lower non-performing assets, and a lower multi-family portfolio balance. See "KEY CREDIT STATISTICS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. The 1994 loan loss provision was not affected by the January 17, 1994 Southern California earthquake. Moreover, unlike many institutions, it was not necessary for the Bank to provide any payment or debt service relief to its borrowers in connection with the California earthquake.

        The loan loss provision recorded during the first six-months of 1994

- - ---------------
       6 Because the majority of multi-family and commercial real estate loans are currently at their interest rate floors, increases in interest rates up to the loan floors will have no impact on the required loan payments, which mitigates some of the credit risk attendant to a moderate rise in interest rates.

maintains the accumulated provision for loan losses at levels considered prudent by the Reserve committee. Based on analysis of available information, the Reserve Committee believes that the loan loss reserve methodology results in accumulated provisions for loan losses which are adequate in view of the risks inherent in the loan portfolio. The federal regulators have the authority to order the Bank to establish additional reserves if they disagree with the Reserve Committee's assessment of the adequacy of the accumulated provision for loan losses.

        The Company adopted SFAS No. 114 effective January 1, 1994. SFAS No. 114 requires impaired loans, that are within the scope of the statement, to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. The shortfall between the impaired loan's net carrying amount and its computed value shall be provided for by creating a valuation allowance (or by adjusting an existing valuation allowance), with a corresponding charge to bad-debt expense. Because the Company previously carried those loans considered "impaired" under SFAS No. 114 at the fair value of the underlying collateral, the adoption of the new rules had no impact on the Company's provision for loan losses. The Bank's accumulated provision for loan losses account includes the valuation allowance required under SFAS No. 114;
the Bank refers to these reserves as the "specific valuation allowances". See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

        The Company recorded $8.0 million in net loan and REO charge-offs during the first six-months of 1994, equivalent to 0.67% of the average loans and REO on an annualized basis. In comparison, the Company's net charge-offs in 1993 and 1992 were equivalent to 0.69% and 0.41% of average loans and REO, respectively. See "KEY CREDIT STATISTICS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

        Comprising the Bank's $8.0 million of net loan and REO charge-offs in the first half of 1994 were $6.4 million of charge-offs on impaired loans, $821,000 of early prepayment inducements on California real estate loans, $799,000 of losses recorded in connection with foreclosure, $400,000 associated with REO sales, and $255,000 of charge-offs on 1-4 family and consumer loans not accounted for under SFAS No. 114.

OTHER REAL ESTATE OWNED ("REO")

        REO totaled $20.1 million 7 at June 30, 1994 compared to $19.9 million at the end of 1993. During the first six months of 1994, six loans (secured by both multi-family commercial real estate) totaling $11.7 million were transferred to REO while five multi-family REOs assets totaling $9.0 million were sold.

        The following is a description of individual real estate REO assets in excess of $1.0 million at June 30, 1994:

        * A $5.5 million, 435 unit apartment building located in Kent, Washington. The Bank's carrying amount for this property is net of ownership interests that were sold without recourse to other institutions. The Bank has begun to make disbursements for capital improvements to the properties which may total $2.5 million in the aggregate. The Bank will be reimbursed for 30.53% of these disbursements made on this property by the investing participants. After improvements have been completed, the Bank will market the property. As of June 1994, the building is 17% occupied at an average rent per unit of $425.

        * A $4.4 million, 176 unit apartment building located in Riverside, California. Management is actively marketing this property. As of June 1994, the building is 69% occupied at an average rent per unit of $517.

        *   A $2.2 million, 9.6 acre parcel of land, located in Downers
        Grove, Illinois. This asset will be sold by the Bank to St. Paul Financial Development in the third quarter of 1994 and will be held for investment and future development.

        * A $2.1 million, commercial real estate building (35,000 square feet) located in Freeport, Illinois. Management is currently marketing the property. As of June 1994, the building is fully occupied at an average rent per square foot of $10.70.

        * A $1.4 million, 77 unit apartment building located in Sacramento, California. Bank Management has an interested buyer and believes that this asset will be sold during the third quarter of 1994. As of June 1994, the building is 77% occupied at an average rent per unit of $370.

        The accumulated provision for real estate losses totaled $1.5 million at

- - ---------------
      7    Of the  $20.1 million  of REO  at June  30, 1994,  $5.8 million were multi-family properties located in California.

June 30, 1994 compared to $819,000 at December 31, 1993. In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. Subsequent to foreclosure, the accumulated provision for foreclosed real estate losses is used to establish SVA on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.

LIQUIDITY

        Cash and cash equivalents (i.e., amounts due from depository institutions, federal funds sold, and marketable-debt securities with original maturities of less than 90 days) were dramatically reduced during the first six months of 1994. At June 30, 1994, cash and cash equivalents totaled $135.5 million, or $200.8 million lower than cash and cash equivalents at December 31, 1993 of $336.3 million.

        During the six months ended June 30, 1994, the Bank acquired $396.4 million of adjustable-rate and $25.6 million of fixed-rate MBS with cash and cash equivalents. Liquidity was also used during the current year to fund $33.8 million of net deposit outflows and $42.3 million of net loan growth. At June 30, 1994, the Bank had $46.9 million of FHLB advances and $50.0 million of borrowings under repurchase agreements outstanding to provide liquidity for general retail operations.

        Average cash and cash equivalents were $247.1 million during the first six months of 1994, compared to average cash and cash equivalents of $332.1 million during the first six months of 1993. Since most of the reduction in liquidity occurred during March and April of 1994, average cash and cash equivalent balances were not reduced as dramatically as the period end balances.

        As interest rates began to rise in early 1994, Management implemented an aggressive strategy to build its earning asset base. This strategy significantly affected the Bank's liquidity as well as the sources and uses of funds during the first six months of 1994.

        As mentioned above, Management's strategy included the use of $421.9 million of liquidity to acquire MBS. These MBS purchases were executed in an effort to enhance investment earnings; generally, MBS earn higher yields than federal funds and short-term marketable-debt securities. Also, $40.0 million of adjustable-rate and $170.0 million of fixed-rate MBS were acquired with proceeds from matched FHLB advances8. These purchases are expected to improve net interest income by approximately $1.5 million in 1994. Generally, the Bank's policy requires a 1% spread or better when acquiring assets with borrowings.

        Further, Management has set as its goal in 1994 the origination of $1.0 billion in residential loans. In order to achieve this goal, the Bank revised its pricing of adjustable-rate loan products and stepped up its loan origination sales effort. These changes, combined with increased consumer preference for adjustable-rate mortgages ("ARMs") in the rising interest rate environment, allowed the Bank to originate $330.2 million9 of loans for its loan receivable portfolio in 1994. A slowdown in mortgage loan refinancing activity relative to the latter half of 1993 complemented Management's loan origination strategy and contributed to the net growth in the loans receivable portfolio in 1994.10

        The Bank's heavy reliance on adjustable-rate securities and mortgage loans receivable provides significant interest rate risk protection against further rises in market interest rates. However, interest rate floors in effect on $770.6 million of adjustable-rate loans at June 30, 1994 may prevent rate

- - ---------------
     8   To mitigate interest rate risk on the matched funding, the Bank has entered into a $134.3 million notional amount interest rate exchange agreement with a primary dealer. Under this agreement, the Bank pays a floating interest rate, based upon a referenced index, and receives a fixed payment
from the counterparty.   The  Bank reduced its credit risk by obtaining an
unconditional guarantee from the parent company of the counterparty, which is an "A1/A+" rated securities dealer. The interest rate exchange agreement is scheduled to amortize based upon the same assumptions used in pricing the acquired MBS. If actual MBS prepayments vary significantly from anticipated prepayments, the Bank can adjust the transaction by acquiring additional assets or exercising an option to repay a portion of the debt.

     9 In addition, the Bank originated $37.2 million of loans for sale in the secondary market.

    10 Although loan repayments slowed relative to the latter half of 1994, they did not decline as rapidly as Management expected. See "LIQUIDITY -- SOURCES OF FUNDS" for further details.

sensitive assets from repricing upward as quickly as rate sensitive liabilities, despite the Bank's positive one-year GAP of 12.92% at June 30, 1994.

        See "CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)" for further details.

Sources of Funds. The major sources of funds during the six month period ended June 30, 1994 included $309.5 million of new borrowings, $279.0 million of principal repayments on loans receivable, $126.0 million of principal repayments on MBS, $70.2 million from the sale of marketable- debt securities, and $57.7 million from the sale of loans receivable. In comparison, the major sources of funds during the six month period in 1993 included $254.9 million of principal repayments on loans, $122.0 million in maturities on marketable-debt securities, $111.4 million of principal repayments on MBS, $49.0 million of proceeds from the sale of loans receivable, and $33.4 million from the issuance of subordinated notes.

        As discussed above, the Bank borrowed $210.0 million of FHLB advances to fund MBS purchases during 1994 and relied upon $49.6 million of FHLB advances and $50.0 million of borrowings under agreements to repurchase to fund additional loan disbursements and savings outflows. In comparison, in February of 1993, St. Paul Bancorp issued $34.5 million of 8.25% subordinated debt. The Company used a portion of the proceeds to acquire St. Paul Financial Development from the Bank on June 30, 1993 and for general corporate purposes, such as financing the operations of St. Paul Financial Development and financing acquisitions of financial services companies.

        Repayment of loans receivable and MBS were approximately the same during the first six months of 1994 and 1993. However, principal repayments have slowed considerably in the second quarter of 1994 compared to first quarter of 1994. Management believes this decline in repayment activity is associated with higher market interest rates and may be indicative of lower loan repayment trends for the second half of 1994.

        Loan sales during the first six months of 1994 were $8.7 million higher than 1993. A reduction in the loans held-for-sale inventory from $28.5 million at December 31, 1993 to $10.4 million at June 30, 1994 contributed to the higher sales volume in 1994. The Bank anticipates a slow down in its loan sales volume and gains on loan sales for the remainder of 1994. Commitments to originate fixed-rate loans at June 30, 1994 total only $9.2 million. Also, the Bank has experienced a curtailment in the conversion of ARMs to fixed-rate mortgages. Historically, the sale of these "conversion" loans have generated significant gains. Generally, the Bank's policy is to sell conforming, fixed-rate mortgage loans in the secondary market.

        In 1993, the Bank extended the maturities of its marketable-debt securities in order to improve net interest income. As a result, only a nominal amount of marketable-debt securities were scheduled to mature in 1994, requiring the Bank to sell available-for-sale marketable-debt securities to meet liquidity needs.

Uses of Funds. The major uses of funds during the six months ended June 30, 1994 included $632.0 million for the acquisition of MBS, $367.4 million of loan originations, $51.6 million for the purchase of marketable-debt securities, and $10.0 million in FHLB advance maturities. In comparison, the major uses of funds during the same period in 1993 included $251.9 million of loan originations, $90.8 million for the purchase of marketable-debt securities, $79.6 million of MBS purchases, $45.4 million decrease in other borrowings, $37.7 million FHLB advance maturities, and $26.7 million for the acquisition of Elm Financial.

        Management's strategy to build interest earning assets in 1994 caused MBS purchases in the current year to far exceed those of 1993. See discussion above for further details.

        Loans receivable originations were close to 50% higher in 1994 compared to 1993. The increase in loan originations resulted from greater consumer acceptance of adjustable-rate mortgages which become even more attractive as interest rates on long-term fixed-rate mortgages increase. An expanded correspondent network, a more competitive pricing structure, along with stepped up sales efforts at the Bank's 52 branches also contributed to the high level of loan originations in the current year. See discussion above for further details. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details of loan origination commitments.

        The growth in the MBS and loans receivable portfolio in 1994 limited the level of funds available to purchase marketable-debt securities. As a result, marketable-debt securities purchases in 1994 were below the level purchased in 1993.

Holding Company Liquidity. At June 30, 1994, St. Paul Bancorp had $28.6 million of cash and cash equivalents and $956,000 of marketable-debt securities. A portion of St. Paul Bancorp's U.S. marketable-debt securities continue to be used to collaterize borrowings of the ESOP.

        Sources of liquidity for St. Paul Bancorp during 1994 included $17.1 million of dividends from the Bank and $700,000 of dividends from Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first six months of 1994 included $4.9 million to acquire St. Paul Bancorp common stock under the stock repurchase program, $2.9 million of dividends paid to shareholders, $1.4 million paid to service the subordinated debt issued in February of 1993, and $500,000 to finance the activities of St. Paul Financial Development. See "CAPITAL" for further discussion.

        In July of 1994, the Company announced its intentions to acquire up to 964,000 shares of its outstanding common stock during the second half of 1994 under a stock repurchase program. Also, the Company will provide $2.5 million in debt and equity financing to St. Paul Financial Development during the third quarter of 1994 to acquire and develop an REO property from the Bank. The Company anticipates using liquidity to meet both of these funding needs. See "CREDIT" for further details.

Regulatory Liquidity Requirements. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon the economic conditions and the deposit flows of savings institutions. At June 30, 1994, the Bank had $212.8 million invested in liquid assets, which exceeded the current regulatory liquidity requirement of 5% by $50.4 million.

STATEMENT OF FINANCIAL CONDITION

        St. Paul Bancorp reported total assets of $3.98 billion at June 30, 1994 compared to $3.71 billion at December 31, 1993, an increase of $276.7 million or 7.5%. Higher MBS balances of $481.4 and an increase in loans receivable of $42.3 million contributed to the growth in total assets during the first half of 1994. These increases were partly offset by a $200.9 million reduction in cash and cash equivalents and lower marketable-debt securities of $31.7 million.

        Cash and cash equivalents totaled $135.5 million at June 30, 1994 compared to $336.3 million at December 31, 1993, a drop of $200.8 million or 59.7%. The Bank relied heavily on liquidity to acquire MBS, build the loans receivable portfolio and fund deposit run-off. See "LIQUIDITY" for further discussion.

        At June 30, 1994, marketable-debt securities totaled $110.4 million, or 22.3% lower than the December 31, 1993 balance of $142.1 million. Proceeds from the maturity and sales of marketable-debt securities were used to build liquidity during 1994. At June 30, 1994, 19.2% of the marketable-debt security portfolio had adjustable-rate characteristics compared to 29.5% of the portfolio at December 31, 1993. The weighted average interest rate earned on the marketable-debt security portfolio was 4.79% at June 30, 1994 compared to 4.21% at December 31, 1993.

        MBS totaled $1.22 billion at June 30, 1994, $481.4 million or 65.6% higher than the $733.6 million of MBS at December 31, 1993. The purchase of $632.0 million of MBS, partly offset by principal repayments of $126.0 million, produced the growth in MBS during the first six months of 1994. See "LIQUIDITY" for further discussion. At June 30, 1994, 63.2% of the MBS portfolio had adjustable-rate characteristics compared to 74.3% of the portfolio at December 31, 1993. The weighted average interest rate on the MBS portfolio was 5.49% at June 30, 1994 compared to 5.91% at December 31, 1993.

        Loans receivable totaled $2.39 billion at June 30, 1994 compared to $2.35 billion at December 31, 1993, an increase of $42.3 million or 1.8%. Loan originations of $330.2 million outpaced loan repayments of $279.0 million during the first half of 1994. See "LIQUIDITY" for further discussion. At June 30, 1994, 73.7% of the loan portfolio was adjustable-rate compared to 71.7% at December 31, 1993. The weighted average interest rate on loans receivable decrease to 7.51% at June 30, 1994 from 7.88% at December 31, 1993.

        Deposits totaled $3.22 billion at June 30, 1994, $33.8 million or 1.0% lower than the deposit balances of $3.25 billion at December 31, 1993. Certificate of deposit ("CDs") and money market account balances declined during the first six month of 1994, while savings and checking account balances increased. In an effort to control deposit costs in an increasing short-term interest rate environment, the Bank has set pricing levels on deposits in order to allow higher costing deposits to run-off, while attempting to attract new accounts. At June 30, 1994, 53.2% of the deposit portfolio was comprised of CDs compared to 54.1% of the portfolio at December 31, 1993. The weighted average interest rate paid on deposits was 3.53% at June 30, 1994 compared to 3.56% at December 31, 1993.

        FHLB advances totaled $256.9 million at June 30, 1994. In comparison, the Bank had virtually no FHLB advances outstanding at December 31, 1993. During 1994, the Bank used $210.0 million of new FHLB advances to acquire MBS and $39.6 million to supplement its liquidity reserves. Other borrowings increased $49.5 million during the first half of 1994, to total $106.3 million at June 30, 1994 compared to $56.8 million at December 31, 1993. Borrowings under repurchase agreements were used to provide additional liquidity to fund the retail banking operations. The weighted average interest rates paid on borrowings was 5.77% at June 30, 1994 compared to 9.34% at December 31, 1993. See "LIQUIDITY" for further discussion.

        Stockholders' equity totaled $352.0 million at June 30, 1994, $4.7 million higher than total equity of $347.3 million at December 31, 1993. See "CAPITAL" and the "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further details.

        See "CREDIT" for discussion of foreclosed real estate balances.

RATE/VOLUME ANALYSIS


        The following table presents the components of the changes in net interest income by volume and rate11 for the three months ended June 30, 1994 and 1993:


                                      THREE MONTHS ENDED JUNE 30,
                                   ----------------------------------
                                               1994 vs 1993
                                   ----------------------------------
                                           INCREASE/(DECREASE)
                                                 DUE TO
                                   ----------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- - ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                     $(3,324)    $(4,778)    $(8,102)
Mortgage-backed securities             6,381      (2,440)      3,941
Marketable-debt securities              (433)        223        (210)
Trading accounts                          (9)        (10)        (19)
Federal funds                            (60)         66           6
Other short-term investments          (1,726)        656      (1,070)
- - -----------------------------------------------------------------------
  Total interest income                                       (5,454)


CHANGE IN INTEREST EXPENSE:

Deposits                                (617)     (2,576)     (3,193)
Short-term borrowings                   (812)       (385)     (1,197)
Long-term borrowings                   2,927        (213)      2,714
- - -----------------------------------------------------------------------
  Total interest expense                                      (1,676)
- - -----------------------------------------------------------------------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(3,778)
- - -----------------------------------------------------------------------
- - -----------------------------------------------------------------------



- - -----------

     11 This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the
absolute dollar amounts of the change in each.  The   above allocation
procedures have been applied consistently in 1994 and 1993.

The  effect of nonperforming assets has been included in the rate variance.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1994 AND 1993


General.   Net income totaled $8.6 million or $0.42 per share during the second quarter of 1994 compared to $11.5 million or $0.56 per share during the same period in 1993. The lower level of income in 1994 was associated with a $3.8 million decrease in net interest income, a $732,000 decline in other income, a $588,000 increase in general and administrative expenses, and higher net expenses from REO operations of $437,000. These reductions were partly offset by a $2.0 million decline in the provision for loan losses and lower income tax expense of $633,000.

        Comprising the $3.8 million reduction in net interest income was a $5.5 million decline in interest income, partly offset by lower interest expense of $1.7 million. The net interest margin ("NIM") declined 47 basis points from 3.58% for the second quarter of 1993 to 3.11% for the second quarter of 1994. Lower yields earned on loans and MBS caused a 77 basis point contraction in the NIM while lower deposit costs benefited the NIM by 29 basis points. The lower yields on loans and MBS were caused by originations and purchases of assets at rates lower than the portfolio average and principal repayments of older, higher yielding loans and MBS. Average deposit rates dropped 32 basis points from the six month period ended June 30, 1993 compared to the same period in 1994. Approximately three-quarters of the decline in deposit rates was primarily associated with lower rates paid on CDs and savings account products. The remainder the decline in the deposit rate was produced by a shift in the composition of deposits, which allowed the Bank to replace maturing CDs with lower interest cost deposit products. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread, the relative size of interest earning assets compared to interest bearing liabilities, the level of loan repayments and originations, and asset quality.

        The interest rate spread was 2.98% at June 30, 1994 compared to 3.30% at December 31, 1993 and 3.50% at June 30, 1993. Many forces influence the magnitude of the Bank's interest rate spread, most notably: interest rate floors in effect on adjustable-rate loans, the Bank's ability to originate loans and the availability of attractively priced loans and MBS in the secondary market, the performance of the economy, the actions of the Board of Governors of the Federal Reserve System, the Bank's asset/liability management actions and market interest rates generally. As higher interest rate loans and MBS continued to be repaid, the Bank faces the possibility of a further narrowing in the interest rate spread. See "LIQUIDITY" and "ASSET/LIABILITY REPRICING TABLE" for further detail.

Interest Income. Interest income declined $5.5 million or 8.0% to total $61.9 million during the second quarter of 1994. Lower interest income recorded on loans receivable of $8.1 million and investments of $847,000 was partially offset by higher income from MBS of $3.9 million.

        Interest income on loans receivable declined $8.1 million or 15.6% during the second quarter of 1994 compared to the same period in 1993. Lower average balances and yields contributed to the decrease in interest income during 1994. The loan yield was 7.48% during the second quarter of 1994 compared to 8.27% during the same period in 1993, a decline of 79 basis points. The lower loan yield was associated with loan originations at rates below the portfolio's average and payoffs of higher yielding loans. Also, downward repricing in the adjustable-rate loan portfolio modestly contributed to the decrease in the loan yield.

        Approximately 56 basis points of the 7.48% loan yield, or approximately $3.3 million of interest income earned during the second quarter of 1994, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the second quarter of 1993, approximately 59 basis points, or $3.7 million of interest income earned during the quarter was attributed to interest rate floors. At June 30, 1994, approximately $710.9 million of the Bank's Nationwide loans and approximately $59.7 million of the 1-4 family loans were at their weighted average floor of 7.98%. Had the floors not been in effect on these loans, their weighted average interest rate would have been 6.31% or 167 basis point lower, which would have lowered the Bank's June 30, 1994 interest rate spread by 34 basis points. In comparison, at December 31, 1993, approximately $781.7 million of Nationwide loans and $112.5 million of 1-4 family loans were at their weighted average floor of 8.07%. Had the floors not been in effect on these loans, their weighted average interest rate would have been

6.35%, or 172 basis point lower, which would have lowered the Bank's interest rate spread by 42 basis points.

        Approximately three-quarters of the loan receivable portfolio was comprised of adjustable-rate products at June 30, 1994. Despite a 176 basis point increase in the 1 year treasury bill rate since November of 1993, favorable repricing on these assets has been nominal. First, 41% of the adjustable-rate loans were at their floors at June 30, 1994. These assets will not reprice until their fully-indexed rates exceed the floors. On average, the fully indexed rates of these loans were below their floors by 167 basis points at June 30, 1994. Second, approximately 52% of the adjustable-rate loan portfolio is tied to cost of funds indices. Generally, the movement in the cost of funds indices lags behind movements in short-term interest rates. For example, June 1994 was the first month that the National Cost of Funds index increased since the 1 year treasury bill rate began to increase in November 1993.

        Lower average loans receivable reduced interest income in the first quarter of 1994 by $3.3 million. Loans receivable averaged $2.35 billion during the second quarter of 1994 compared to $2.52 billion during the same period in 1993, a decrease of $167.4 million. During most 1993, loan repayments exceeded ARM originations, and produced the lower average loans receivable in 1994 relative to 1993. The rise in market interest rates during 1994 and Management's strategy to originate $1.0 billion in loans in 1994 has reversed this trend, allowing the Bank to rebuild its loan receivable portfolio in recent months. See "LIQUIDITY" for further discussion.

        Interest income on MBS was $3.9 million higher during the second quarter of 1994 compared to the second quarter of 1993. Higher average MBS balances caused interest income to increase in 1994, while a decline in MBS yields adversely impacted the level of interest income. Average MBS balances were $1.14 billion during the second quarter of 1994, or $458.1 million higher than average balances of $684.8 million during the same period in 1993. The acquisition of $826.8 million of MBS during the twelve month period ended June 30, 1994 allowed average MBS balances to increase despite the high level of loan refinancing activity experienced within the industry during the same period. See "LIQUIDITY" for further discussion. Offsetting the increase in average MBS balances was a 124 basis point decrease in the MBS yield to 5.30% during the current quarter compared to 6.54% during the same quarter in 1993. The reinvestment of proceeds from higher yielding fixed-rate MBS into lower yielding securities contributed to the lower yield in 1994, while downward repricing in the adjustable-rate portfolio also contributed modestly to the decline in yield.

        Approximately 63% of the MBS portfolio was comprised of adjustable-rate securities at June 30, 1994. Despite upward movements in the 30 year treasury bond rate and the 5 year treasury note rate since the fourth quarter of 1993, favorable repricing on the adjustable-rate MBS has been nominal. A large percent of the adjustable-rate securities is tied to cost of fund indices. As discussed above, movements in the cost of fund indices generally lag behind movements in market interest rates and only now are beginning to rise.

        Interest income from investments, which includes marketable-debt securities, federal funds and other short-term investments, during the second quarter of 1994 decreased $847,000 from income recorded during the same period in 1993. The decline in income was associated with lower average investment balances, partly offset by a higher investment yield. Average investment balances were $248.4 million during the second quarter of 1994, or $222.4 million lower than the $470.8 million of average investment balances during the same period in 1993. The reinvestment of proceeds from investment maturities into other interest earning assets (primarily MBS) produced the lower average investment balances. See "LIQUIDITY" for further discussion. The combined yield on investments was 4.54% during the second quarter of 1994, or 104 basis points higher than the 3.50% yield during the second quarter of 1993. The higher yield was mostly associated with an extension of average maturities on marketable-debt securities and an increase in short-term market interest rates in 1994.

Interest Expense. Interest expense totaled $32.8 million during the three months ended June 30, 1994, $1.7 million or 4.9% lower than interest expense recorded during the same period in 1993. The lower level interest expense was produced by a $3.2 million reduction in interest expense on deposits, partly offset by a $1.5 million increase in interest expense on borrowings.

        The $3.2 million reduction in deposit interest expense resulted from both lower rates paid to depositors and lower average deposit balances. The rate paid on deposits averaged 3.51% during the second quarter of 1994 compared to 3.83% during the second quarter of 1993. Most of the lower deposit rate was associated with lower rates paid on CDs and savings accounts. Also, contributing modestly to the decline in the deposit rate was a shift in the composition of its deposit products away from CDs, the Bank's highest rate deposit product, to checking and savings accounts.

        Although the Bank has been successful in reducing its average interest cost of deposits in 1994 compared to the same periods in 1993, the rate paid on deposits at June 30, 1994 is slightly higher than the rate paid at March 31, 1994. CD sales in the second quarter of 1994 contributed to the increase in the deposit rate at June 30, 1994. If short-term market interest rates continue to increase, it may be necessary for Management to increase rates paid on all of its deposit products.

        Deposit balances averaged $3.22 billion during the second quarter of 1994 compared to $3.28 billion during the second quarter of 1993, a decrease of $65.6 million. The lower average balances during the second quarter of 1994 was largely produced by the continued decline in CDs balances, partly offset by higher average savings and checking account balances.

        The $1.5 million decrease in interest expense on borrowings was the net result of higher average borrowing balances and lower rates paid on borrowings. Average borrowing balances were $282.3 million in the second quarter of 1994, or $110.7 higher than average balances during the same period of 1993. The use of FHLB advances to fund the acquisition of MBS and the reliance on FHLB advances and borrowings under agreements to repurchase to provide liquidity for retail banking operations caused the increase in average balances during the current year. See "LIQUIDITY" for further discussion. Lower rates on new borrowings during 1994 compared to the rates paid on the borrowings outstanding during the second quarter of 1993 produced the decrease in the average borrowing rate. The average rate paid on borrowings was 6.51% during the second quarter of 1994 compared to 7.15% during the same period in 1993.

Provision for Loan Losses. The Company recorded a $750,000 provision for loan losses during the second quarter of 1994 compared to a $2.8 million provision recorded during the same period in 1993. Effective January 1, 1994, the Company adopted SFAS No. 114. Since the Company previously valued loans considered to be impaired under SFAS No. 114 at the fair value of the loan's collateral, the adoption of SFAS No. 114 had no impact on the Company's provision for loan losses during the first half of 1994. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $7.3 million during the second quarter of
1994 compared to $8.0 million during the same period in 1993, a $732,000, or 9.1% decline. During 1994, revenues from discount brokerage operations decreased $687,000, primarily as a result of a 22% decrease in trading volumes. Also, lower gains recorded on the sale of "conversion" loans contributed to a $664,000 decline in gains on asset sales. See "LIQUIDITY" for additional discussion of loan sales activity.

        These declines were partly offset by higher other fee income of $690,000, primarily associated with an increase in the number of checking accounts and the expansion of ATM operations.

General and Administrative Expense.   General and administrative expenses
increased $588,000 or 2.8% from the second quarter of 1993. Most of the increase was associated with a $865,000 or 8.0% increase in compensation and benefits and a $215,000 or 4.6% increase in occupancy, equipment and other office expense. The increase in these costs mostly resulted from the expansion of the branch network, annual salary increases, extended hours at many of the Bank's branch facilities, and expansion of ATM operations. Higher pension costs, payroll taxes, and medical insurance premiums were also experienced in 1994. These increases in general and administrative expenses were offset by lower advertising, legal and foreclosure expenses.

        Management of the Company is committed to controlling general and administrative costs in order to help protect against declines in net income. During 1994, Management has taken steps to reduce general and administrative expenses from levels originally targeted for 1994. General and administrative costs in the second quarter of 1994 were below those of the first quarter by $410,000 or 2%.

Operations of Foreclosed Real Estate. The Bank generated a net loss from its foreclosed real estate operation of $781,000 during the second quarter of 1994 compared to a net loss of $344,000 during the same period in 1993. The higher net loss during 1994 was primarily associated with the increase in the provision for losses, partly offset by lower costs to operate the REO properties. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $4.8 million or 35.9% of pre-tax income during the second quarter of 1994 compared to $5.5 million or 32.2% of pre-tax income during the second quarter of 1993. A higher statutory federal income tax rate and effective state income tax rate produced the increase in the effective rate between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                          At June 30,                             Three months ended June 30
Dollars in thousands                         1994                           1994                            1993
- - ----------------------------------------------------------- ---------------------------------------------------------------
                                                  Average     Average               Average    Average              Average
                                        Balance    Rate      Balance(a)   Interest   Yield    Balance(a)  Interest   Yield
- - ----------------------------------------------------------------------------------------------------------------------------
Loans receivable (b)                   $2,403,595    7.51%   $2,349,659     $43,930     7.48% $2,517,015   $52,032     8.27%
Mortgage-backed securities              1,215,053    5.50     1,142,855      15,135     5.30     684,759    11,194     6.54
Marketable-debt securities                110,391    4.88       136,483       1,624     4.77     174,582     1,834     4.21
Trading account                                --      --            --          --       --       2,764        19     2.76
Federal funds                              12,300    4.17        32,884         307     3.74      40,057       301     3.01
Other investments (c)                      55,424    4.74        78,985         895     4.54     253,347     1,965     3.11
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $3,796,763    6.74%   $3,740,866     $61,891     6.62% $3,672,524   $67,345     7.34%
============================================================================================================================

Deposits                               $3,218,825    3.53%   $3,218,816     $28,186     3.51% $3,284,393   $31,379     3.83%
Borrowings:
   Short-term borrowings (d)               90,275    5.02        29,304         331     4.53      91,645     1,528     6.69
   Long-term borrowings (d)               272,881    6.02       255,993       4,297     6.73      82,920     1,583     7.66
- - ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          363,156    5.77       285,297       4,628     6.51     174,565     3,111     7.15
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $3,581,981    3.76%   $3,504,113     $32,814     3.76% $3,458,958   $34,490     4.00%
============================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities      $214,782              $236,753                         $213,566
============================================================================================================================

Ratio of interest-earning assets over
  interest-bearing liabilities               1.06                  1.07                             1.06
============================================================================================================================

Net interest income                                  --                     $29,077                        $32,855
============================================================================================================================

Interest rate spread                                2.98%                              --                              --
============================================================================================================================

"Average" interest rate spread                       --                                2.86%                          3.34%
============================================================================================================================

Net yield on average earning assets                  --                                3.11%                          3.58%
============================================================================================================================

(a) All average balances based on daily balances.
(b) Includes loans held for sale and loans placed on nonaccrual.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes FHL Bank advances, floating rate notes, other borrowings, subordinated capital notes. Excludes ESOP loan for 1993 periods.

RATE/VOLUME ANALYSIS


        The following table presents the components of the changes in net interest income by volume and rate12 for the six months ended June 30, 1994 and 1993:


                                      SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------
                                             1994 vs 1993
                                 -----------------------------------
                                          INCREASE/(DECREASE)
                                               DUE TO
                                  ----------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- - ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                     $(4,875)    $(8,589)   $(13,464)
Mortgage-backed securities             8,160      (5,036)      3,124
Marketable-debt securities              (230)        308          78
Trading accounts                         (52)          4         (48)
Federal funds                            121          70         191
Other short-term investments          (1,913)        707      (1,206)
- - ---------------------------------------------------------------------
  Total interest income                                      (11,325)


CHANGE IN INTEREST EXPENSE:

Deposits                                 736      (6,611)     (5,875)
Short-term borrowings                 (2,393)       (887)     (3,280)
Long-term borrowings                   2,990        (197)      2,793
- - ---------------------------------------------------------------------
  Total interest expense                                      (6,362)
- - ---------------------------------------------------------------------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(4,963)
- - ---------------------------------------------------------------------
- - ---------------------------------------------------------------------







     12 This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The above allocation procedures have been applied consistently in 1994 and 1993.

The  effect of nonperforming assets has been included in the rate variance.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1994 AND 1993


General.   Net income totaled $16.8 million or $0.82 per share during the six months ended June 30, 1994 compared to $20.8 million or $1.03 per share during the same period in 1993. The lower level of income in 1994 compared to 1993 was associated with a $5.0 million decrease in net interest income, a $3.3 million increase in general and administrative expenses, and higher net expenses from REO operations of $570,000. These reductions were partly offset by a $4.1 million decline in the provision for loan losses and lower income tax expense of $780,000.

        Comprising the $5.0 million reduction in net interest income was a $11.3 million decline in interest income, partly offset by lower interest expense of $6.4 million. The net interest margin ("NIM") for the first six months of 1994 was 3.22%, or 32 basis points than the NIM of 3.54% during the same period of 1993. Contributing to the decrease in NIM was lower yields earned on loans and MBS, which caused a 74 basis point contraction in the NIM, partly offset by lower deposit costs, which benefited the NIM by 36 basis points. Lower yields on loans and MBS were caused by originations and purchases of assets at rates lower than the portfolio average and principal repayments in older, higher yielding loans and MBS. Lower average rates paid on deposits primarily resulted from lower rates on CDs and savings products. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread, the relative size of interest earning assets compared to interest bearing liabilities, the level of loan repayments and originations, and asset quality. See "COMPARISON OF THREE MONTHS ENDED JUNE 30, 1994 AND 1993" for discussion of interest rate spread.

Interest Income. Interest income declined $11.3 million or 8.6% to total $121.0 million during the first half of 1994. Contributing to the lower level of interest income was a decrease in income from loans receivable of $13.5 million and investments of $1.4 million, partly offset by higher income from MBS of $3.1 million.

        Interest income on loans receivable totaled $88.8 million for the six month period ended June 30, 1994, or 13.2% lower than the same period in 1993.

Approximately two-thirds of the lower level of income from loans receivable was associated with a 72 basis point drop in the loan rate between the two periods. The yield on loans receivable was 7.56% during the first half of 1994 compared to 8.28% during the first half of 1993. The decline in loan yield resulted from loan originations at rates below the portfolio's average rate and payoffs of higher yielding loans. Downward repricing in the adjustable-rate portfolio also contributed modestly to the lower loan yield. Approximately 61 basis points of the 7.56% loan yield during 1994, or $7.2 million of interest income, was attributable to interest rate floors on Nationwide and 1-4 family loans.
In comparison, during the first six months of 1993, approximately 57 basis points of the loan yield, or $7.1 million of interest income was attributable to interest rate floors on Nationwide and 1-4 family loans.

        The remaining decline in interest income from loans receivable was caused by lower average loan receivable balances. Loans receivable averaged $2.35 billion during the first six-months of 1994, or $121.6 million lower than the average balances during the same period in 1993 of $2.47 million. During most of 1993, loan repayments exceeded ARM originations, which produced the lower average loans receivable balances in 1994 relative to 1993. See "LIQUIDITY" for further discussion.

        The $3.1 million increase in interest income on MBS during the first six months of 1994 compared to the same period in the previous year was largely associated with the acquisition of $826.8 million of MBS during the twelve months ended June 30, 1994. These acquisitions, partly offset by principal repayments, caused average MBS balances to total $947.4 million during the first half of 1994, or $283.2 million higher than the first half of 1993. See "LIQUIDITY" for further discussion. The MBS yield was 6.67% during the first six months of 1993, or 133 basis points lower than the yield of 5.34% during the first six months of 1994. The reinvestment of proceeds from higher yielding fixed rate MBS into lower yielding securities contributed to the lower yield in the second quarter of 1994. Also, contributing modestly to the decline in yield was downward repricing in the adjustable-rate portfolio.

        Interest income from investments, which includes marketable-debt securities, federal funds and other short-term investments, was $1.4 million lower during the first half of 1994 compared to the same period in 1993. The lower level of income was associated with a $113.5 million decrease in average balances, partly offset by 56 basis point increase in the investment yield. Average investments balances totaled $342.5 during the six month period ended June 30, 1994 compared to $456.0 million in the same period a year earlier. The reinvestment of proceeds from investment maturities into other interest earning assets (primarily MBS) produced the lower average balances. See "LIQUIDITY" for further discussion. An extension of the average maturities on marketable-debt securities and an increase in short-term interest rates during 1994 produced the higher yield on investments, which increased from 3.47% during the first half of 1993 to 4.03% during the same period in the current year.

Interest Expense. Interest expense totaled $62.4 million during the six-months ended June 30, 1994, $6.4 million or 9.3% lower than the same period in 1993. The lower interest expense was produced by a $5.9 million reduction in interest expense on deposits and a $487,000 decrease in borrowing expense.

        The $5.9 million reduction in deposit interest expense was largely associated with a 42 basis point drop in the rates paid to depositors, partly offset by a $38.1 million increase in average balances. The average rate paid to depositors was 3.52% during the first half of 1994 compared to 3.94% during the same period in 1993. The lower rates paid on deposits was caused by a decrease in market interest rates during 1993, which allowed the Bank to reduce the rates paid on all of its deposit products. The lower rates paid on CDs savings products primarily contributed to the overall lower rate. Also contributing modestly to the lower rate paid on deposits was a shift in the composition of deposit from higher rate CDs to lower rate savings and money market accounts.

        Average deposit balances increased $38.1 million to total $3.23 billion during the six month period ended June 30, 1994 compared to $3.19 billion during the same period in 1993. The growth in average savings and checking balances was partly offset by lower average CD balances.

        Interest expense on borrowings decreased $487,000 during the six month period ended June 30, 1994 compared to the same period in 1993. The decrease in expense was associated with a lower average rate paid on borrowings and lower average borrowing balances. The average rate paid on borrowings was 6.94% during the first half of 1994, or 15 basis points lower than the 7.09% average rate paid on borrowing during the same period in 1993. The lower rates on new borrowings during 1994 compared to the rate on the borrowings outstanding the first six months of 1993 produced the lower average rate. Average borrowing balances decreased $10.1 million to average $175.8 million during the first six months of 1994 compared to $185.9 during the same period a year earlier. Since most of the Bank's new borrowings to fund MBS acquisitions and to provide liquidity were not executed until the second quarter, average borrowing balances were only partly affected. See "LIQUIDITY" for further discussion.

Provision for Loan Losses. The Company recorded a $2.7 provision for loan losses during the first half of 1994, or $4.1 million lower than the provision recorded during the same period of 1993. Effective January 1, 1994, the Company adopted SFAS No. 114. Since the Company previously valued loans considered to be impaired under SFAS No. 114 at the fair value of the loan's collateral, the adoption of SFAS No. 114 had no impact on the Company's provision for loan losses during the first half of 1994. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $14.6 million during the first six-months of 1994, relatively unchanged from the same period in 1993. Improvements in other fee income were mostly offset by lower discount brokerage commissions and gains on asset sales.

  The $1.2 million increase in other fee income was primarily associated with an increase in the number of checking accounts and an expansion of ATM operations. A decrease in transaction volumes caused the $791,000 decrease in revenues from discount brokerage operations. Lower gains recorded on the sale of "conversion" loans produced most of the $440,000 decline in gains on asset sales. See "LIQUIDITY" for additional discussion of loan sales activity.

General and Administrative Expense.   General and administrative expenses
increased $3.3 million or 8.3% during the first six months of 1994 compared to the same period in 1993. The increase was largely associated with a $2.7 million increase in compensation and benefits and a $1.1 million increase in occupancy, equipment, and other office expense. The expansion of the branch network, including 8 branches obtained in the Elm Financial acquisition in February 1993, extension of hours at many of the branch facilities, and higher pension, payroll taxes, and medical costs produced the increase.

        Management was successful in controlling other general and administrative costs during 1994 and remains committed to on-going expense control.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $1.2 million during the first half of 1994 compared to a $671,000 net loss during the same period in 1993. The higher net loss during the current period was associated with an increase in the provision for losses, partly offset by lower costs to operate the REO properties. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $9.3 million or 35.6% of pre-tax income during the six-month period ended June 30, 1994 compared to $10.1 million or 32.6% of pre-tax income during the same period in 1993. A higher statutory federal income tax rate and effective state income tax rate produced the increase in the effective rate between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                         At June 30,                              Six months ended June 30
Dollars in thousands                         1994                           1994                            1993
- - ----------------------------------------------------------- ---------------------------------------------------------------
                                                  Average     Average               Average    Average              Average
                                        Balance    Rate      Balance(a)   Interest   Yield    Balance(a)  Interest   Yield
- - ----------------------------------------------------------------------------------------------------------------------------
Loans receivable (b)                   $2,403,595    7.51%   $2,349,597     $88,835   7.56%   $2,471,172  $102,299     8.28%
Mortgage-backed securities              1,215,053    5.50       947,367      25,279   5.34       664,188    22,155     6.67
Marketable-debt securities                110,391    4.88       150,733       3,402   4.55       161,487     3,324     4.15
Trading account                             ---       --             55           1   3.67         2,925        49     3.38
Federal funds                              12,300    4.17        45,660         764   3.37        38,162       573     3.03
Other investments (c)                      55,424    4.74       146,089       2,758   3.81       253,473     3,964     3.15
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $3,796,763    6.74%   $3,639,501    $121,039   6.65%   $3,591,407  $132,364     7.37%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Deposits                               $3,218,825    3.53%   $3,227,256     $56,394   3.52%   $3,189,147   $62,269     3.94%
Borrowings:
   Short-term borrowings (d)               90,275    5.02        14,919         337   4.56       108,910     3,617     6.70
   Long-term borrowings (d)               272,881    6.02       160,874       5,713   7.16        76,981     2,920     7.65
- - ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          363,156    5.77       175,793       6,050   6.94       185,891     6,537     7.09
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $3,581,981    3.76%   $3,403,049     $62,444   3.70%   $3,375,038   $68,806     4.11%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Excess of interest-earning assets
  over interest-bearing liabilities      $214,782              $236,452                         $216,369
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Ratio of interest-earning assets over
  interest-bearing liabilities               1.06                  1.07                             1.06
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Net interest income                                   -                     $58,595                        $63,558
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Interest rate spread                                2.98%                               -                               -
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

"Average" interest rate spread                        -                                2.95%                          3.26%
- - ----------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------

Net yield on average earning assets                   -                                3.22%                          3.54%
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

ASSET/LIABILITY REPRICING SCHEDULE

                                                                    at  June 30, 1994
                                          -----------------------------------------------------------------------------------
                                          Weighted                               More than 6
                                           Average             % of    6 Months   months to                           Over
                                            Rate    Balance   Total    or less     1 year    1-3 years  3-5 years    5 years
- - ----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
Investments:(a)
  Adjustable-rate                           4.38%    $34,141      1%    $15,263     $9,475      9,403        -          -
  Fixed-rate                                4.89     143,974      4      35,596      5,976     39,508     33,048     29,846
Mortgage-backed securities:(b)
  Adjustable-rate                           4.68     767,920     20     465,717    302,203        -          -          -
  Fixed-rate                                6.89     447,133     12      39,574     27,021    131,619     81,945    166,974
Mortgage loans:(b)
  Adjustable- and renegotiable-rate         7.23   1,763,382     46   1,197,502    247,545    232,109     86,226        -
  Fixed-rate                                8.30     608,054     16      62,587     47,562    207,214    115,784    174,907
Consumer loans (b)                          7.94      21,740      1       4,729      1,904      6,039      4,542      4,526
Assets held for sale                        7.67      10,419      *      10,419        -          -          -          -
                                          -----------------------------------------------------------------------------------
  Total rate sensitive assets               6.74% $3,796,763    100% $1,831,387   $641,686   $625,892   $321,545   $376,253
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------

RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                         1.12%   $394,205     11%   $105,048    $22,567    $73,979    $53,450   $139,161
  Savings accounts                          2.42     828,325     23     263,204     44,105    144,582    104,461    271,973
  Money market deposit accounts             2.80     284,716      8     284,716        -          -          -          -
  Fixed-maturity certificates               4.75   1,711,579     48     735,973    334,132    407,100    162,661     71,713
                                          -----------------------------------------------------------------------------------
                                            3.53   3,218,825     90   1,388,941    400,804    625,661    320,572    482,847
Borrowings:
  FHL Bank advances                         5.28     256,865      7     229,947     20,240      5,593        -        1,085
  Other borrowings                          6.64      89,891      3      53,883         -      36,008        -          -
  Mortgage-backed note                      8.70      16,400      *      16,400         -         -          -          -
                                          -----------------------------------------------------------------------------------
                                           5.771     363,156     10     300,230     20,240     41,601          0      1,085
                                          -----------------------------------------------------------------------------------
  Total rate sensitive liabilities          3.76% $3,581,981    100% $1,689,171   $421,044   $667,262   $320,572   $483,932
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------

Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)       2.98%   $214,782           $142,216   $220,642   $(41,370)      $973  $(107,679)
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------


Cumulative GAP                                                         $142,216   $362,858   $321,488   $322,461   $214,782
Cumulative GAP to total assets without
  regard to hedging transactions                                           3.57%      9.11%      8.07%      8.10%      5.39%
Cumulative GAP to total assets with
  impact of hedging transactions                                           7.38%     12.92%     11.45%      8.10%      5.39%

 *  Less than one percent.
(a) Includes investment in FHL Bank Stock.
(b) Excludes accrued interest and accumulated provisions for losses.



        The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multi-family mortgages were estimated to be prepaid at a rate of approximately 10% per year; adjustable-rate mortgage loans on one- to four- family residences and loan securities were estimated to prepay at a rate of 18% per year; fixed-rate loans and loan securities were estimated to prepay at a rate of 15% per year. Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year depending on the age of the accounts. Regular savings accounts were estimated to be withdrawn at rates between 15% and 26% per year depending on the age of the accounts. Except for multi-family loans, the prepayment assumptions included in the Asset/Liability Repricing Schedule are based upon the Bank's actual prepayment experience over the past year as well as management's future expectations of prepayments. The Bank assumed a prepayment percentage of 10% because of current market conditions and the nature of the Bank's multi-family portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

PART II. --  OTHER INFORMATION

ITEM 4   --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 4, 1994, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years, ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 1994, and approve and ratify an amendment to the Registrant's Stock Option Plan to increase by 175,000 the number of shares of common stock reserved for the issuance thereunder and permit the grant of stock options to newly-elected directors at the time of election.

(b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for and the number if votes withheld as to each such matter.

     1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for and withheld is set forth below:


                                                                    Withhold
                                                                    Authority
                 Nominees                            For            To Vote
                 ---------                 ----------------------------------
                 Joseph Scully             16,461,389               183,991
                 John J. Viera             16,463,821               181,559
                 James B. Wood             16,452,940               192,440


     2. The appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 1994 was ratified. There were 16,374,132 votes cast for the proposal, 164,523 votes against the proposal, and 106,725 votes abstained.

     3. The proposed amendment to the Registrant's Stock Option Plan to increase by 175,000 the number of shares of the Registrant's common stock, par value $0.01 per share, reserved for the issuance thereunder and permit the grant of options to newly elected directors, was ratified. There were 15,671,672 votes were cast in favor of the amendment, 745,661 votes in opposition to the amendment, and 228,047 votes abstained.

ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11, Statement re: Computation of Per Share Earnings

(b) The Company did not file any Reports on Form 8-K during the second quarter of 1994.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                         ----------------------
                                             (Registrant)


Date: August 12, 1994          By:    /s/ Joseph C. Scully
                                      ---------------------
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: August 12, 1994         By:     /s/ Robert N. Parke
                                      ---------------------
                                          Robert N. Parke
                               Senior Vice President and Treasurer
                                  (Principal Financial Officer)