Form 10-Q
period 1994-09-30
ST PAUL BANCORP INC
filed 1994-11-10
CIK 810578

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 1994

                                      or

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

  Common Stock, $.01 par value -- 19,436,955 shares, as of October 31, 1994

                            ST. PAUL BANCORP, INC.
                               AND SUBSIDIARIES

                                  FORM 10-Q
                                    INDEX



PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of September 30, 1994 and December 31, 1993  . . . . . . . . . . . .  . . . . . . .  3

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . .  . . . . . . .  4

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended September 30, 1994 and 1993 . . . . . . . . . . . . .  . . . . . . .  5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1994 and 1993 . . . . . . . . . . . . .  . . . . . . .  6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .  . . . . . . .  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . .  . . . . . . . 12





PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .  . . . . . . . 50

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . 51

          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . 52


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                         September 30,  December 31,
Dollars in thousands                                                           1994          1993
- - ----------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents
  Cash and amounts due from depository institutions                      $     88,596   $    87,805
  Federal funds sold                                                           10,000        56,200
  Short-term marketable-debt securities
    (Market: September 30, 1994-$31,290; December 31, 1993-$192,326)           31,290       192,326
                                                                         -------------  ------------
Total cash and cash equivalents                                               129,886       336,331
Marketable-debt securities
  (Market: September 30, 1994-$99,147; December 31, 1993-$142,876)            102,068       142,051
Mortgage-backed securities
  (Market: September 30, 1994-$1,131,025; December 31, 1993-$733,314)       1,169,088       733,649
Loans receivable                                                            2,523,030     2,350,893
Less:  accumulated provision for loan losses                                   42,409        46,574
                                                                         ------------  -------------
  Net loans receivable                                                      2,480,621     2,304,319

Loans held-for-sale, at lower of cost or market
  (Market: September 30, 1994-$9,452; December 31, 1993-$28,616)                9,452        28,497
Accrued interest receivable                                                    22,600        20,247
Foreclosed real estate
  (Net of accumulated provision for losses:  September 30, 1994-$1,739;
   December 31, 1993-$819)                                                     14,891        19,105
Real estate held for investment                                                13,808        11,237
Investment in Federal Home Loan Bank stock                                     29,847        31,290
Office properties and equipment                                                43,082        40,865
Prepaid expenses and other assets                                              33,747        37,785
                                                                         ------------  -------------
TOTAL ASSETS                                                              $ 4,049,090   $ 3,705,376
                                                                         ============  =============
LIABILITIES:
  Deposits                                                                $ 3,163,774   $ 3,252,618
  FHL Bank advances                                                           336,959         7,219
  Other borrowings                                                            156,203        56,751
  Advance payments by borrowers for taxes and insurance                         9,431        19,513
  Other liabilities                                                            23,846        21,946
                                                                         ------------  -------------
Total liabilities                                                           3,690,213     3,358,047

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share: authorized-10,000,000
    shares; none issued)                                                           --            --
  Common stock (par value $.01 per share: authorized-40,000,000 shares;
    issued at September 30, 1994-19,782,905 shares;
    outstanding at September 30, 1994-19,495,955 shares; issued and
    outstanding at December 31, 1993-19,683,981 shares)                           198           197
  Paid-in capital                                                             137,978       136,609
  Retained income, substantially restricted                                   231,690       210,215
  Unrealized gain (loss) on securities, net of taxes                           (1,926)        4,594
  SFAS No. 87 adjustment, net of taxes                                            (46)          (46)
  Borrowings by employee stock ownership plan                                  (1,000)       (4,240)
  Unearned employee stock ownership plan shares (196,350 shares)               (2,883)           --
  Treasury stock (286,950 shares)                                              (5,134)           --
                                                                         -------------  ------------
Total stockholders' equity                                                    358,877       347,329
                                                                         -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 4,049,090   $ 3,705,376
                                                                         ============  =============


See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                     Three months ended        Nine months ended
                                                        September 30             September 30
Dollars in thousands except per share amounts         1994       1993          1994       1993
- - -------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                 $  45,861  $  49,456    $  134,696  $  151,755
  Mortgage-backed securities                          16,718     10,371        41,997      32,526
  Marketable-debt securities                           1,334      1,436         4,736       4,760
  Trading account                                          0         24             1          73
  Federal funds                                           87        401           851         974
  Other short-term investments                           778      2,297         3,536       6,261
                                                   ---------  ---------    ----------  ----------
     Total interest income                            64,778     63,985       185,817     196,349

INTEREST EXPENSE:
  Deposits                                            28,700     30,679        85,094      92,948
  Short-term borrowings                                1,619        803         1,956       4,420
  Long-term borrowings                                 4,749      1,585        10,462       4,505
                                                   ---------  ---------    ----------  ----------
     Total interest expense                           35,068     33,067        97,512     101,873
                                                   ---------  ---------    ----------  ----------
     Net interest income                              29,710     30,918        88,305      94,476

Provision for loan losses                              1,200      2,500         3,900       9,250
                                                   ---------  ---------    ----------  ----------
     Net interest income after provision
      for loan losses                                 28,510     28,418        84,405      85,226

OTHER INCOME:
  Loan servicing fees                                    361        402         1,073       1,309
  Other fee income                                     4,403      3,978        12,254      10,605
  Net gain on assets sold                                 24        464           494       1,374
  Net trading account gain (loss)                         --         13            (5)         58
  Discount brokerage commissions                         811      1,549         2,978       4,507
  Income from real estate operations                     943        907         2,174       2,113
  Insurance and annuity commissions                      808        847         2,747       2,578
  Other                                                  115        539           364         717
                                                   ---------  ---------    ----------  ----------
     Total other income                                7,465      8,699        22,079      23,261

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                      11,800     10,831        35,462      31,792
  Occupancy, equipment and other office expense        5,256      4,758        15,362      13,728
  Advertising                                          1,180      1,427         3,499       4,019
  Federal deposit insurance                            2,232      2,512         6,710       7,001
  Other                                                1,281      1,385         3,882       4,243
                                                   ---------  ---------    ----------  ----------
     General and administrative expense               21,749     20,913        64,915      60,783

Loss on foreclosed real estate                           347        318         1,588         989
                                                   ---------  ---------    ----------  ----------
     Income before income taxes                       13,879     15,886        39,981      46,715

Income taxes                                           4,867      4,781        14,151      14,845
                                                   ---------  ---------    ----------  ----------
     NET INCOME                                    $   9,012  $  11,105    $   25,830  $   31,870
                                                   =========  =========    ==========  ==========
EARNINGS PER SHARE:
  Primary                                          $    0.44  $    0.54    $     1.27  $     1.57
  Fully diluted                                         0.44       0.54          1.27        1.56
                                                   =========  =========    ==========  ==========

DIVIDENDS PER SHARE                                $   0.075  $   0.067    $    0.225  $    0.200
                                                   =========  =========    ==========  ==========

See notes to consolidated financial statements.

    ST. PAUL BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                 Unrealized              Borrowings   Unearned
                                                                 gain/(loss)  SFAS No.   by employee   employee
  Dollars in               Common Stock                             on       87 adjust-    stock       stock
  thousands, except     -------------------   Paid-in  Retained securities,  ment, net   ownership   ownership   Treasury
  share data            Shares       Amount   capital   income   net of tax    of tax      plan     plan shares   stock    Total
  --------------------------------------------------------------------------------------------------------------------------------
  Balance at
  December 31, 1992     18,258,158    $183  $115,253  $173,976    $     --    $    --     ($2,071)  $     --    $  --   $287,341
  Issuance of common
    stock under stock
    option plan            118,388       1     1,417        --          --         --          --         --       --      1,418
  Issuance of common
    stock to
    Elm Shareholders     1,292,313      12    19,754        --          --         --          --         --       --     19,766
  Retirement of
    common stock
    issued to Elm
    shareholders              (446)     --        (7)                                                                         (7)
  Net income                    --      --        --    31,870          --         --          --         --       --     31,870
  Cash dividends paid
    to shareholders
    ($0.20 per share)           --      --        --    (3,836)         --         --          --         --       --     (3,836)
  Repayment of ESOP
    borrowing                   --      --        --        --          --         --         536         --       --        536
  Additional
    borrowings                  --      --        --        --          --         --      (2,616)        --       --     (2,616)
  ------------------------------------------------------------------------------------------------------------------------------
  BALANCE
  SEPTEMBER 30, 1993    19,668,413    $196  $136,417  $202,010          $0         $0     ($4,151)        $0       $0   $334,472
  ==============================================================================================================================

  Balance at
  December 31, 1993     19,683,981    $197  $136,609  $210,215      $4,594       ($46)    ($4,240)  $     --    $  --   $347,329
  Unearned ESOP
    shares                      --      --        --        --          --         --       2,883     (2,883)      --         --
  Issuance of common
    stock under stock
    option plan             98,924       1     1,369        --          --         --          --         --       --      1,370
  Net income                    --      --        --    25,830          --         --          --         --       --     25,830
  Cash dividends paid
    to shareholders
    ($0.225 per share)          --      --        --    (4,355)         --         --          --         --       --     (4,355)
  Adjustment to
    unrealized
    gain (loss)                 --      --        --        --      (6,520)        --          --         --       --     (6,520)
  Repayment of ESOP
    borrowing                   --      --        --        --          --         --         357         --       --        357
  Treasury stock
    purchases             (286,950)     --        --        --          --         --          --         --   (5,134)    (5,134)
  ------------------------------------------------------------------------------------------------------------------------------
  BALANCE
  SEPTEMBER 30, 1994    19,495,955    $198  $137,978  $231,690     ($1,926)      ($46)    ($1,000)   ($2,883) ($5,134)  $358,877
  ==============================================================================================================================

See notes to consolidated financial statements.

   ST. PAUL BANCORP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Nine months ended September 30
                                                                  ------------------------------
    Dollars in thousands                                              1994             1993
    --------------------------------------------------------------------------------------------
    OPERATING ACTIVITIES:
    Net income                                                   $      25,830   $       31,870
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                      3,900            9,250
          Provision for losses on foreclosed real estate                 1,458              804
          Provision for depreciation                                     3,857            3,515
          Assets originated and acquired for sale                      (42,640)         (88,790)
          Sale of assets held for sale                                  60,960           76,087
          (Increase) decrease in accrued interest receivable            (2,413)           1,839
          (Increase) decrease in prepaid expenses and other assets       4,039           (5,535)
          Increase (decrease) in other liabilities                       1,899           (5,466)
          Net amortization of yield adjustments                           (933)          (1,055)
          Other items, net                                              (9,034)           2,271
      ------------------------------------------------------------------------------------------
      Net cash provided by operating activities                         46,923           24,790
      ------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES:
    Principal repayments on loans receivable                           360,230          422,596
    Loans originated and purchased for investment                     (539,556)        (347,883)
    Loans receivable sold                                                3,369           18,658
    Principal repayments on available-for-sale mortgage-
     backed securities                                                  53,690               --
    Principal repayments on held-to-maturity mortgage
     backed securities                                                 116,446          180,805
    Purchase of available-for-sale mortgage-backed securities          (27,127)              --
    Purchase of held-to-maturity mortgage-backed securities           (604,834)        (136,110)
    Sale of available-for-sale mortgage-backed securities               15,459               --
    Maturities of available-for-sale marketable-debt securities         19,000               --
    Maturities of held-to-maturity marketable-debt securities               --          127,523
    Purchase of available-for-sale marketable-debt securities          (20,950)              --
    Purchase of held-to-maturity marketable-debt securities            (30,695)        (105,894)
    Sale of available-for-sale marketable-debt securities               70,182               --
    Additions to real estate held for investment                       (10,918)          (3,447)
    Real estate sold                                                    24,344           13,199
    Decrease in investment in Federal Home
          Loan Bank stock                                                1,443            1,897
    Purchase of office properties and equipment                         (6,680)          (4,417)
    Proceeds from sales of office properties and equipment                 606              637
    Acquisition of Elm Financial, net of cash and
          cash equivalents acquired of $11,002.                             --          (15,655)
    --------------------------------------------------------------------------------------------
      Net cash provided (used) by investing activities                (575,991)         151,909
    --------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES:
    Net decrease in checking and savings deposits                      (24,804)         (25,723)
    Proceeds from sales of certificates of deposit                     272,074          212,258
    Payments for maturing certificates of deposit                     (336,114)        (231,861)
    Net proceeds from issuance of subordinated notes                        --           33,422
    Increase in long-term borrowings                                   210,028              ---
    Repayment of long-term borrowings                                     (335)        (114,732)
    Increase in short-term borrowings, net                             219,975              ---
    Dividends paid to stockholders                                      (4,355)          (3,836)
    Net proceeds from exercise of stock options                          1,370              907
    Purchase of Treasury Stock                                          (5,134)              --
    Decrease in advance payments by borrowers
       for taxes and insurance                                         (10,082)         (14,865)
    --------------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities                 322,623         (144,430)
    --------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (206,445)          32,269
    Cash and cash equivalents at beginning of period                   336,331          311,567
    --------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     129,886 $        343,836
    ============================================================================================
    SUPPLEMENTAL DISCLOSURES:
       Interest credited on deposits                             $      76,383 $         82,941
       Interest paid on deposits                                         8,026            8,661
    --------------------------------------------------------------------------------------------
       Total interest paid on deposits                                  84,409           91,602
       Interest paid on borrowings                                      10,984            9,745
       Income taxes paid, net                                           11,218           13,514
       Common stock issued in acquisition of Elm Financial                  --           19,766
       Real estate acquired through foreclosure                         11,807           24,821
       Loans originated in connection with real estate
          acquired through foreclosure                                   9,865           13,199

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three- and nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

3. At September 30, 1994, the Bank had outstanding commitments to originate 1-4 family, real estate loans of $64.8 million. Of these commitments, $61.3 million were for adjustable-rate loans and $3.5 million were for fixed-rate loans. Most of these commitments expire after sixty days. In addition, the Bank had outstanding commitments to originate $14.9 million of mortgage loans secured by multi-family apartment buildings and commercial real estate. Of these commitments, $8.7 million were adjustable-rate loans and $6.2 million were fixed-rate loans. Unused home equity lines of credit totaled $41.3 million as of September 30, 1994. The Bank anticipates funding originations with short-term borrowings.

At September 30, 1994 the Bank held commitments to sell $2.6 million of fixed-rate, 1-4 family real estate loans. Market value losses, if any, related to these commitments have been reflected in the consolidated financial statements.


4. On February 23, 1993, the Company acquired ("the Acquisition") Elm Financial Services, Inc. ("Elm Financial"). The following schedule details the net effect during the first nine months of 1993 of the Acquisition on cash and cash equivalents:


   Dollars in thousands
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
   =================================================

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Loans accounted for under SFAS No. 114 include multi-family and commercial real estate loans. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment should be recorded through a specific valuation allowance ("SVA"). Also, SFAS No. 114 provides guidance on the classification of loans as real estate ("REO") in-substance foreclosed.

The adoption of SFAS No. 114 had no impact on the Consolidated Statement of Income or the Consolidated Statement of Financial Condition since loans considered to be impaired under SFAS No. 114 were previously valued at the fair value of the collateral and all of the Company's REO in- substance at December 31, 1993 continued to be classified as REO in-substance under SFAS No. 114.

Generally, interest income on an impaired loan is recognized when cash is collected because the Bank carries the impaired loan at the fair value of the underlying collateral. Also, multi-family and commercial loans are placed on a cash-basis accounting method when they become 60 days delinquent. Any accrued, but uncollected interest, on a loan placed on a cash-basis, is reserved against interest income until the loan is current or no longer deemed impaired.

The following schedule provides a rollforward of the total recorded investment in impaired loans during the nine months ended September 30, 1994, which is comprised primarily of multi-family loans:


Dollars in thousands                                The Total Recorded Investment in the Impaired Loans
- - -------------------------------------------------------------------------------------------------------------------------------
                                   Balance        New        Transfer                   Improvement                    Balance
                                   1/1/94    Impairments     to REO      Charge-offs   in Valuation    Repayments      9/30/94
                                -----------------------------------------------------------------------------------------------
Performing loans                   $35,646     $27,122            $0       $(3,924)      $(24,888)       $(1,334)       $32,622

Non-performing loans                 5,787      22,622       (17,146)       (2,945)            --             (2)         8,316
                                -----------------------------------------------------------------------------------------------
Total impaired loans               $41,433     $49,744      $(17,146)      $(6,869)      $(24,888)       $(1,336)       $40,938
                                ===============================================================================================

The following schedule provides a rollforward of the recorded investment in impaired loans for which there is no specific allowance for credit losses determined in accordance with SFAS No. 114, as amended by SFAS No. 118:

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Dollars in thousands
                        The Amount of the Recorded Investment for Which There Is No Related "Specific" Allowance for Credit Loss
- - ----------------------------------------------------------------------------------------------------------------------------------
                                   Balance         New         Transfer                   Improvement                    Balance
                                  01/01/94    Impairments       to REO      Charge-offs   in Valuation   Repayments     09/30/94
                                --------------------------------------------------------------------------------------------------
Performing loans                   $31,095     $22,924            $0            $0       $(23,969)       $(1,334)       $28,716

Non-performing loans                 5,300      19,056       (17,286)            0            140             (2)         7,208
                                ------------------------------------------------------------------------------------------------
Total impaired balance             $36,395     $41,980      $(17,286)           $0       $(23,829)       $(1,336)       $35,924
                                ================================================================================================



The following schedule provides a rollforward of the amount of the recorded investment in impaired loans for which there is a related SVA determined in accordance with SFAS No. 114, as amended by SFAS No. 118. SVA represents the amount of impairment on impaired loans.

Dollars in thousands                  The Amount of the Recorded Investment for Which There
                                        Is a Related "Specific" Allowance for Credit Loss
                                  -----------------------------------------------------------------
                                    Balance    Decreases   Improvements                    Balance
                                    1/1/94   in Valuation  in Valuation     Charge-offs    9/30/94
                                  -----------------------------------------------------------------

Performing loans                    $4,551       $4,368       $(1,090)      $(3,924)        $3,905

Non-performing loans                   487        3,707          (140)       (2,945)         1,109
                                  -----------------------------------------------------------------
Total impaired loans                $5,038       $8,074       $(1,230)      $(6,869)        $5,014
                                  ==================================================================

The following table presents the average recorded investment in impaired loans during the nine months ended September 30, 1994 and the amount of interest income recorded on a cash-basis during that same period. All interest income recorded on impaired loans was from cash received.



Dollars in thousands               Average      Interest Income
                                   Recorded      Recorded on a
                                  Investment       Cash-Basis
                                  -----------------------------
Performing loans                    $34,593            $2,079

Non-performing loans                 13,111                42
                                  -----------------------------
Total impaired loans                $47,704            $2,121
                                  =============================

In addition, the Bank had $2.1 million of delinquent loans that Management did not consider to be impaired under SFAS No. 114, but were accounted for on a cash basis. None of the loans accounted for on a cash basis and subject to SFAS No. 114 constituted a trouble debt restructuring as interpreted under SFAS No. 15 or SFAS No. 118. In addition, the Bank had $7.1 million of non-performing loans that were not subject to the provisions of SFAS No. 114 because they were considered part of large, homogeneous loan portfolios.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table provides activity in the accumulated provision for loan losses:

                                  Real Estate       Consumer       Total
Dollars in thousands                    loans          loans       loans
- - --------------------------------------------------------------------------
Balance at December 31, 1991           $44,743         $1,421     $46,164
Provision for losses                     9,425          1,200      10,625
Charge-offs                             (7,545)          (695)     (8,240)
Recoveries                                 127              5         132
Transfers                                  769           (769)        ---
- - --------------------------------------------------------------------------
Balance at December 31, 1992           $47,519         $1,162     $48,681
Provision for losses                    10,250            500      10,750
Acquired from Elm                          929            ---         929
Charge-offs                            (14,050)          (306)    (14,356)
Recoveries                                 521             49         570
Transfers                                  813           (813)        ---
- - --------------------------------------------------------------------------
Balance at December 31, 1993           $45,982         $  592     $46,574
Provision for losses                     3,830             70       3,900
Charge-offs                            ( 8,281)          (204)    ( 8,485)
Recoveries                                 381             39         420
Transfers                                 (402)           402         ---
- - --------------------------------------------------------------------------
Balance at September 30, 1994          $41,510         $  899     $42,409
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

The ESOP is authorized to borrow money to finance the acquisition of Company common stock and to pledge the stock acquired to secure payment of the loan. The Bank does not provide financing for the ESOP. During 1987, the ESOP borrowed $5.0 million to purchase 750,000 shares of Company common stock. This loan was repaid during 1994. During 1991, the ESOP obtained a $5.0 million line of credit, which was increased to $18.0 million in 1993. This line of credit was used to purchase 286,400 shares of Company common stock during 1992 and 1993, and as of September 30, 1994, $3.9 million of this line of credit is outstanding. Outstanding ESOP borrowings are included in other borrowings in the Consolidated Statements of Financial Condition.

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

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contributions to the ESOP are made at the sole discretion of the Board of Directors, but may not exceed 15% of the aggregate compensation of all participants. Since the inception of the ESOP, contributions have been sufficient to service the ESOP debt and, in certain years, have allowed the ESOP to acquire additional shares of Company common stock.

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

As of September 30, 1994, the ESOP had 196,350 shares acquired after January 1, 1993 that are committed to be released beginning in 1996. The adoption of SOP 93-6 had no impact on net income for the three- and nine-month periods ending September 30, 1994. The effect of SOP 93-6 on net income in 1996 and beyond is not determinable since it is based on future prices of St. Paul Bancorp stock. Under SOP 93-6 the average number of ESOP shares considered outstanding for earnings per share purposes during the third quarter of 1994 and the nine month period ending September 30, 1994 was 196,350 lower than for the same periods in 1993 because unallocated shares are excluded from the calculation. The effect of excluding these shares from the earnings per share computation was to increase earnings per share by less than $0.01 for the three month period ending September 30, 1994 and by approximately $0.01 for the nine month period ending September 30, 1994. Also, under SOP 93-6, $15,000 of dividends during the third quarter of 1994 and $44,000 of dividends during the nine month period ending September 30, 1994 on the 196,350 unearned ESOP shares were reported as a reduction of accrued interest on the ESOP borrowings rather than as a reduction of retained earnings.

Contributions to the ESOP recorded as compensation expense totaled $217,000, $846,000, and $1.1 million during the nine months ended September 30, 1994, the year ended 1993 and the year ended 1992, respectively.

The following table summarizes shares of Company stock held by the ESOP:

                                      September 30,  December 31,
                                          1994        1993
 --------------------------------------------------------------
 Shares allocated to participants        675,921     710,670
 Unallocated shares:                                 339,999
  Grandfathered under SOP 93-6           143,649         N/A
  Unearned ESOP shares                   196,350         N/A
 -------------------------------------------------------------
 Total                                 1,015,920   1,050,669

 Fair value of unearned ESOP shares   $4,074,263   $     N/A
 ===========================================================

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

 Generally, the Bank reinvests funds obtained from its retail banking facilities in loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank focuses most of its current lending activities on the origination and purchase of various mortgage products secured by 1-4 family residential properties. The Bank utilizes a correspondent loan program to originate 1-4 family mortgages outside the Chicago metropolitan area, primarily in the states of Illinois, Wisconsin, Indiana, Michigan, Ohio, and Minnesota.

 The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 120 units located in the Chicago metropolitan area. The Bank also originates mortgage loans to facilitate the sale of multi-family, and occasionally, commercial real estate owned by the Bank. Periodically, the Bank will also repurchase multi-family loans sold with recourse. Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multi-family real estate and to a lesser extent, loans secured by commercial real estate. At September 30, 1994, $985.0 million or 24.3% of total assets were comprised of loans secured by multi-family real estate properties, of which $564.4 million or 13.9% of total assets represents multi-family loans secured by real estate located in California. Also, $63.4 million or 1.6% of the Company's total assets at September 30, 1994 included loans secured by commercial real estate, other than multi-family. During the fourth quarter of 1994, the Bank approved a plan to provide construction financing, beginning in 1995, for residential home construction by experienced developers in the Chicago metropolitan area.

 A variety of consumer loan products, including home equity loans, secured lines of credit, education, auto and credit card loans(1) are offered through the retail banking offices. The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities.

 Management's focus on retail operations includes significant diversification of income sources beyond net interest income. The Bank services approximately 162,000 checking accounts, which generate significant fee income. The Bank engages in mortgage-banking activities and operates 176 automated teller machines ("ATMs") throughout the Chicago metropolitan area. Through subsidiaries (Investment Network, Inc. and St. Paul Service, Inc.), the Bank offers discount brokerage services and a full line of insurance products in its banking offices. As of September 30, 1994, customers maintain investments totaling $365 million through the Bank's discount brokerage operations and $284 million in annuity contracts sold through the Company's annuity subsidiary.

 Earnings of the Bank are susceptible to interest rate risk to the extent
- - --------------------
        (1) The credit card product is offered by the Bank through an agency agreement with another lender.

that the Bank's deposits and borrowings reprice on a different basis and in different periods than its securities and loans. The Bank tries to structure its balance sheet to reduce its exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels that do not jeopardize the financial safety and soundness of the institution. See "LIQUIDITY" for further discussion.

 The Bank's earnings are also affected by changes in real estate market values. As changes in the forces of supply and demand for real estate, economic conditions of real estate markets and interest rates occur, the risk of actual losses in the Bank's loan portfolio will change. See "CREDIT" for further details.

CAPITAL

 Holding Company. Stockholders' equity of the Company was $358.9 million at September 30, 1994 or 9.26% of average assets during the first nine months of 1994. In comparison, stockholders' equity at December 31, 1993 was $347.3 million or 9.27% of average assets for the year ended December 31, 1993. The $11.5 million growth in stockholders' equity during the nine months ended September 30, 1994 primarily resulted from $25.8 million of net income, partly offset by $6.5 million of unrealized losses on available-for-sale securities, (mostly associated with an increase in market interest rates during 1994), the acquisition of $5.1 million of the Company's common stock under a stock repurchase program, and the payment of $4.4 million of dividends. Under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in 1993, adjustments to the market value of available-for-sale securities are recorded directly to stockholders' equity and are not recorded on the Consolidated Statements of Income until the securities are sold. See "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

 During the first nine months of 1994, the Company acquired 286,950 shares of its outstanding common stock (or approximately 1.5% of shares outstanding) at a weighted average cost per share of $17.90 under its stock repurchase programs announced in 1994. The Company intends to continue the stock repurchase program by purchasing up to an additional 892,500 shares of its outstanding common stock during the remainder of 1994. These shares will be acquired through open market and privately-negotiated transactions. Management's primary objective in reacquiring the shares is to increase return on equity and earnings per share for those shares of the Company's stock that will remain outstanding.

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

 During 1994, the Bank continued to exceed the core, tangible, and risk-based capital requirements by wide margins. The following table presents the Bank's regulatory capital position as of September 30, 1994 and December 31, 1993:



========================================================================
                                       SEPTEMBER 30, 1994
- - ------------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital        Capital         Capital
- - ------------------------------------------------------------------------
Actual percentage                8.57%           8.57%          16.60%
Required percentage              3.00            1.50            8.00
- - ------------------------------------------------------------------------
Excess percentage                5.57%           7.07%           8.60%
========================================================================
Actual capital               $341,684        $341,684        $369,623
Required capital              119,650          59,825         178,080
- - ------------------------------------------------------------------------
Excess capital               $222,034        $281,859        $191,543
========================================================================
                                       DECEMBER 31, 1993
- - -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital         Capital         Capital
- - -----------------------------------------------------------------------
Actual percentage                9.50%           9.50%          16.67%
Required percentage              3.00            1.50            8.00
- - -----------------------------------------------------------------------
Excess percentage                6.50%           8.00%           8.67%
========================================================================
Actual capital               $347,989        $347,989        $376,355
Required capital              109,875          54,938         180,490
- - -----------------------------------------------------------------------
Excess capital               $238,114        $293,051        $195,964
========================================================================

     The following schedule reconciles stockholders' equity of the Company to each of the components of regulatory capital of the Bank at September 30, 1994:

                                                            September 30,
Dollars in thousands                                            1994
- - -----------------------------------------------------------------------
Stockholders' equity of the Company                            $358,877
Plus: borrowings by ESOP and unearned
      ESOP shares                                                 3,883
Less: capitalization of Company                                 (17,849)
- - -----------------------------------------------------------------------
Shareholder's equity of the Bank                                344,911
Less: investments in non-includable
      subsidiaries                                               (1,428)
Less: intangible assets                                          (1,799)
- - -----------------------------------------------------------------------
Tangible and core capital                                       341,684
Plus: allowable GVAs                                             27,939
- - -----------------------------------------------------------------------
Risk-based capital                                            $ 369,623
=======================================================================

 During the first nine months of 1994, the Bank's core and tangible capital ratios decreased 93 basis points. The lower ratios were produced by a $325.8 million increase in regulatory assets, the payment of $25.7 million in dividends to St. Paul Bancorp, and the recognition of $6.5 million of unrealized losses on available-for-sale securities. The reduction in the core and tangible capital ratios associated with these items was partly offset by the Bank's net income which totaled $25.6 million during the first nine months of 1994. The Bank's risk-based capital ratio decreased 8 basis points during the first nine months of 1994, primarily due to the decline in total regulatory capital.

 The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5%. If the Bank were required to meet a 4% core capital ratio as of September 30, 1994, its excess core capital would have been $182.2 million versus $222.0 million under current requirements.

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

 At September 30, 1994, the Bank does not have "excess interest rate risk" as defined in the OTS regulation and currently is not subject to an additional risk-based capital requirement.

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

 At September 30, 1994, the Bank is considered "well capitalized" under the OTS' prompt corrective action regulations based upon ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of 8.57%, 15.29%, and 16.60%, respectively.

KEY CREDIT STATISTICS


                                  September 30, 1994   December 31, 1993   December 31, 1992
Dollars in thousands                  Dollar     %       Dollar      %       Dollar     %
- - ----------------------------------------------------------------------------------------------
LOAN PORTFOLIO BY PRODUCT
- - ----------------------------------------------------------------------------------------------
Real estate dependent loans:
1-4 family                             $1,442,718  57.2%  $1,187,210  50.5%  $1,085,679  46.7%
5-35 unit multi-family                     44,726   1.8       38,460   1.6       46,771   2.0
> 35 unit multi-family                    942,903  37.3    1,026,007  43.6    1,097,281  47.1
Commercial real estate                     63,371   2.5       73,094   3.1       66,812   2.9
Land                                        6,795   0.3       10,307   0.4        3,126   0.1
- - ----------------------------------------------------------------------------------------------
Total real estate dependent loans
 loans                                  2,500,513  99.1    2,335,078  99.2    2,299,669  98.8
Consumer loans                             22,525   0.9       19,572   0.8       27,517   1.2
- - ----------------------------------------------------------------------------------------------
Total loans                            $2,523,038 100.0%  $2,354,650 100.0%  $2,327,186 100.0%
==============================================================================================

NON-PERFORMING ASSETS
- - ----------------------------------------------------------------------------------------------
Real estate dependent loans:
1-4 family                             $    6,884  21.5%  $   11,202  22.6%  $   12,759  26.4%
5-35 unit multi-family                      1,953   6.1        1,970   4.0        1,994   4.1
> 35 unit multi-family                      7,218  22.6       10,938  22.1       13,565  28.0
Commercial real estate                        146   0.5        2,597   5.2          ---    --
Land                                          ---    --        2,406   4.9          ---    --
- - ----------------------------------------------------------------------------------------------
    Subtotal                               16,201  50.7       29,113  58.8       28,318  58.5
Consumer loans                                223   0.7          555   1.1        1,041   2.2
Real estate owned:
1-4 family                                  3,713  11.6%       4,925   9.9%       2,776   5.7%
5-35 unit multi-family                        ---    --          ---    --          750   1.5
> 35 unit multi-family                      9,853  30.8       14,998  30.2       14,133  29.2
Commercial real estate                      1,973   6.2          ---    --        1,390   2.9
Land                                          ---    --          ---    --          ---    --
- - ----------------------------------------------------------------------------------------------
    Subtotal                               15,539  48.6       19,923  40.1       19,049  39.3
- - ----------------------------------------------------------------------------------------------
Total non-performing assets            $   31,963 100.0%  $   49,591 100.0%  $   48,408 100.0%
==============================================================================================
                                                      September 30,  December 31, December 31,
                                                              1994        1993        1992
- - ----------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- - ----------------------------------------------------------------------------------------------
Net charge-offs to average loans receivable
 and foreclosed real estate                                     0.48%      0.69%      0.41%
Net California charge-offs to average California
 loans receivable and foreclosed real estate                    1.39       2.01       0.32
Loan loss reserve to total loans                                1.68       1.98       2.10
Loan loss reserve to non-performing loans                     258.21     156.99     165.81
Non-performing assets to total assets                           0.79       1.34       1.38
General valuation allowance to non-
  performing assets                                           119.02      85.41      97.30
General valuation allowance to impaired
  loans, net of SVA                                           105.90       N/A        N/A
- - ---------------------------------------------------------------------------------------------
N/A  Not applicable

CREDIT

 Since savings institutions are required by law to invest primarily in loans secured by mortgages on real estate, the Bank's asset values and earnings are exposed to risk associated with changes in real estate market values. Generally, real estate values are specific to local real estate markets and are based on the forces of supply and demand for real estate, the economic conditions of the local real estate market, and interest rates. As changes in real estate markets occur, the risk of actual losses in the Bank's loan portfolio will change.

 At September 30, 1994, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multi-family dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans and consumer loans. See "KEY CREDIT STATISTICS" for further details.

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

 At September 30, 1994, non-performing loans totaled $16.4 million compared to $29.7 million at December 31, 1993. (2) Contributing to the $13.3 million decline in non-performing loans were: 1) the transfer of $11.3 million of delinquent loans to REO; 2) $4.7 million in charge-offs; and 3) a $4.3
million or 38.5% reduction in delinquent 1-4 family loans.   During the nine
months ended September 30, 1994, $8.9 million of delinquent loans were added to a non-
- - ---------------
        (2) Of the $16.4 million of non-performing loans at September 30, 1994, $4.0 million were secured by multi-family real estate located in
California. Of the $29.7 million of non-performing loans at December   31,
1993, $7.5 million were secured by multi-family real estate located in California.

performing status.

 The following are descriptions of individual non-performing loans at September 30, 1994 in which the Bank's net investment exceeds $2.0 million:

 - A $3.2 million first mortgage loan (330 days delinquent) secured by a 128 unit apartment building located in Madison, Wisconsin. The Bank is negotiating with the borrower to bring the loan current. If negotiations are not successful, the Bank expects to complete foreclosure during the fourth quarter of 1994.

 - A $2.1 million first mortgage loan (300 days delinquent) secured by a 100 unit apartment building located in Colton, California. The Bank completed foreclosure on the property during the fourth quarter of 1994.

 - A $2.0 million first mortgage loan (180 days delinquent) secured by a 16 unit apartment building located in Chicago, Illinois. The property is currently in bankruptcy and remitting cash flow payments to the Bank in accordance with the bankruptcy agreement.


 As of January 1, 1994, the Company adopted SFAS No. 114. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for summary of impaired loans and related SVA.

 The following tables summarize the components of classified and substandard assets at September 30, 1994 and December 31, 1993 (dollars in thousands):

                                    Classified Assets
                                    -----------------
                      September 30,                    December 31,
                          1994                             1993
                      ------------                     ------------
 Substandard          $    208,021                     $    244,949
 Doubtful                    3,461                            3,955
 Loss(3)                     6,702                            6,058
                      ------------                     ------------
 Total                $    218,184                     $    254,962
                      ============                     ============

- - ----------------
    (3) Assets classified "loss" represent impaired amounts under SFAS No. 114. Assets classified as loss are provided for through a specific valuation allowance. These specific valuation allowances have not been
deducted in this schedule.    See "NOTES TO  CONSOLIDATED  FINANCIAL
STATEMENTS"  for  further details.

                                             Substandard Assets
                                             ------------------
                                 September 30,                 December 31,
                                     1994                          1993
                               ----------------             ----------------
Non-performing assets:
  REO                         $ 15,539     7.47%            $ 11,884    4.85%
  REO "in-substance"               ---       --                8,039    3.28
  Delinquent/nonaccrual
   loans                        16,424     7.90               29,668   12.11
                                ------  -------               ------   -----
                                31,963    15.37               49,591   20.24
Loans delinquent 30-59 days
  In portfolio                   4,564     2.19               16,812    6.86
  Sold with recourse               ---       --                1,766    0.72
                                ------   ------               ------   -----
            Subtotal             4,564     2.19               18,578    7.58

Loans current and performing:
  In portfolio                 154,900    74.46              153,540   62.68
  Sold with recourse            16,594     7.98               23,240    9.49
                               -------    -----              -------   -----
            Subtotal           171,494    82.44              176,780   72.17
                               -------    -----              -------   -----

Total substandard assets      $208,021   100.00%            $244,949  100.00%
Less: substandard loans
  sold with recourse(4)         16,594                        25,006
                                ------                       -------
Substandard assets
  in portfolio                $191,427                      $219,943
                              ========                      ========

Percent of Total Assets           4.73%                         5.94%
                               =======                       =======


 Of the $218.2 million of total classified assets at September 30, 1994, $195.0 million or 89.4% represented multi-family or commercial real estate assets, of which $146.4 million (or 67.1% of total classified assets) consisted of California multi-family or commercial real estate assets. Of the $208.0 million of substandard assets, $171.5 million or 82.4% were current and performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system.

 In comparison, at December 31, 1993, $228.4 million or 89.6% of the total classified assets represented multi-family or commercial real estate assets, of

- - -----------------
    (4) At September 30, 1994, total loans sold with recourse was $105.0 million with a maximum remaining loss exposure under these agreements of $27.3 million. At December 31, 1993, total loans sold with recourse was $214.8 million with a maximum remaining loss exposure under these agreements of $39.2 million.

which $153.3 million (or 60.1% of total classified assets) consisted of California multi-family or commercial real estate assets. Of the $244.9 million of substandard assets at December 31, 1993, $176.8 million or 72.2% were current and performing in accordance with the mortgage notes but were deemed classified pursuant to the Bank's credit rating system.

 The accumulated provision for loan losses at September 30, 1994 was $42.4 million compared to $46.6 million at December 31, 1993, a decrease of $4.2 million. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further detail. On a quarterly basis, the Loan Loss Reserve Committee of the Board of Directors ("Reserve Committee") reviews the adequacy of the accumulated provision for loan losses and the current loss provision after evaluating the results of the loan loss reserve methodology. The Reserve Committee reviews the various risk elements of credit which are inherent in each of the portfolios, including loans sold with recourse. The risk components which are evaluated include the results of individual credit reviews, the level of non-performing and classified assets, geographic concentrations of credit, national economic conditions, trends in real estate values, the impact of changing interest rates on principal amortization and borrower debt service coverage(5), as well as historical loss experience, peer group comparisons, and the regulatory guidance issued by the OTS and other regulatory bodies.

 The loan loss provision recorded during the nine months ended September 30, 1994 was $3.9 million compared to $9.3 million during the nine months ended September 30, 1993. The lower provision recorded during 1994 generally reflects a reduction in classified loans, lower non- performing assets, and a lower multi-family portfolio balance. See "KEY CREDIT STATISTICS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. The 1994 loan loss provision was not affected by the January 17, 1994 Southern California earthquake. Moreover, unlike many institutions, it was not necessary for the
- - -------------------

    (5) Because the majority of multi-family and commercial real estate loans are currently at their interest rate floors, increases in interest rates up to the loan floors will have no impact on the required loan payments, which mitigates some of the credit risk attendant to a moderate rise in interest rates.

Bank to provide any payment or debt service relief to its borrowers in connection with the California earthquake.

 The loan loss provision recorded during the first nine months of 1994 maintains the accumulated provision for loan losses at levels considered prudent by the Reserve Committee. Based on analysis of available information, the Reserve Committee believes that the loan loss reserve methodology results in accumulated provisions for loan losses which are adequate in view of the risks inherent in the loan portfolio. The federal regulators have the authority to order the Bank to establish additional reserves if they disagree with the Reserve Committee's assessment of the adequacy of the accumulated provision for loan losses.

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

 The Company recorded $8.6 million in net loan and REO charge-offs during the first nine months of 1994, equivalent to 0.48% of the average loans and REO on an annualized basis. In comparison, the Company's net charge-offs in 1993 and 1992 were equivalent to 0.69% and 0.41% of average loans and REO, respectively. See "KEY CREDIT STATISTICS" and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

 Comprising the Bank's $8.6 million of net loan and REO charge-offs in the first nine months of 1994 were $6.9 million of charge-offs on impaired loans, $809,000 of losses recorded in connection with foreclosure, $537,000 associated with REO sales, $455,000 of charge-offs on 1-4 family and consumer loans not accounted for under SFAS No. 114, and $253,000 of early prepayment inducements on California real estate loans. These items were partly offset by recoveries totaling $355,000.

OTHER REAL ESTATE OWNED ("REO")

 REO totaled $15.5 million at September 30, 1994 compared to $19.9 million at the end of 1993. (6) During the first nine months of 1994, seven loans (secured by both multi-family and commercial real estate) totaling $12.8 million were transferred to REO while eight REOs assets, including seven apartment buildings and one parcel of land, totaling $13.5 million were sold.

 The following is a description of individual REO assets in excess of $1.0 million at September 30, 1994:

 - A $5.6 million, 435 unit apartment building located in Kent, Washington. The Bank's investment in this property is net of ownership interests that were sold without recourse to other institutions. The Bank has begun to make disbursements for capital improvements to the properties, which may total $2.50 million to $2.75 million in the aggregate. The Bank will be reimbursed by the investing participants for 30.53% of disbursements made on this property. After improvements have been completed, the Bank will market the property. As of September 1994, the property is vacant while the improvements are being completed.

 - A $4.2 million, 176 unit apartment building located in Riverside, California. Management is actively marketing this property. As of September 1994, the building is 75% occupied at an average rent per unit of $492.

- - ----------------
    (6) Of the $15.5 million of REO at September 30, 1994, $4.2 million were multi-family properties located in California. Of the $19.9 million of REO at December 31, 1993, $9.0 million were multi-family properties located in California.

 - A $2.0 million, commercial real estate building (35,000 square feet) located in Freeport, Illinois. Management is currently marketing the property. As of September 1994, the building is fully occupied at an average rent per square foot of $10.70.


 The accumulated provision for real estate losses totaled $1.7 million at September 30, 1994 compared to $819,000 at December 31, 1993. In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. Subsequent to foreclosure, the accumulated provision for foreclosed real estate losses is used to establish SVA on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.

LIQUIDITY

 Cash and cash equivalents (i.e., amounts due from depository institutions, federal funds sold, and marketable-debt securities with original maturities of less than 90 days) were dramatically reduced during the first nine months of 1994. At September 30, 1994, cash and cash equivalents totaled $129.9 million, or $206.4 million lower than cash and cash equivalents at December 31, 1993 of $336.3 million.

 During the nine months ended September 30, 1994, the Bank acquired $396.4 million of adjustable-rate and $25.6 million of fixed-rate MBS using cash and cash equivalents. Liquidity was also used during the current year to fund $172.1 million of net loan growth and $88.8 million of net deposit outflows. At September 30, 1994, the Bank had $127.0 million of FHLB advances and $100.0 million of borrowings under repurchase agreements outstanding to provide liquidity for general retail operations.

 Average cash and cash equivalents were $205.3 million during the first nine months of 1994, compared to average cash and cash equivalents of $346.1 million during the same period in 1993. Since most of the reduction in liquidity occurred late in the first quarter and early in the second quarter of 1994, average cash and cash equivalent balances were not reduced as much as the period end balances.

 As interest rates began to rise in early 1994, Management implemented an aggressive strategy to build its earning asset base. This strategy significantly affected the Bank's liquidity as well as the sources and uses of funds during the first nine months of 1994.

 As mentioned above, Management's strategy included the use of $421.9 million of liquidity to acquire MBS. These MBS purchases were executed in an effort to enhance investment earnings; generally, MBS earn higher yields than federal funds and short-term marketable-debt securities. Also, $40.0 million of adjustable-rate and $170.0 million of fixed-rate MBS were acquired with proceeds from matched FHLB advances(7). These transactions are expected to improve net interest income by approximately $1.5 million in 1994. Generally, the Bank's policy requires a 1% spread or better when acquiring assets with borrowings.

 Further, Management has increased its residential loan originations in 1994 compared to 1993. During 1994, the increase in loan originations resulted from greater consumer acceptance of adjustable-rate mortgages ("ARMs") which become even more attractive as interest rates on long-term fixed-rate mortgages increase. An expanded correspondent network, continued integration of the Bank's 52 branches, a more competitive pricing structure, and stepped up sales efforts contributed to the higher level of loan originations in the current year. These changes allowed the Bank to originate $539.6 million of loans for its loan

- - ------------------
        (7) To mitigate interest rate risk on the matched funding, the Bank has entered into a $130.3 million notional amount interest rate exchange agreement with a primary dealer. Under this agreement, the Bank pays a floating interest rate, based upon a referenced index, and receives a fixed payment from the counterparty. The Bank reduced its credit risk by obtaining an unconditional guarantee from the parent company of the counterparty, which is an "A1/A+" rated securities dealer. The interest rate exchange agreement is scheduled to amortize based upon the same assumptions used in pricing the acquired MBS. If actual MBS prepayments vary significantly from anticipated prepayments, the Bank can adjust the transaction by acquiring additional assets or exercising an option to repay a portion of the debt.

receivable portfolio(8) during the first nine months of 1994 compared to $347.9 million during the same period in 1993. The Bank's 5/1 mortgage product, which has a fixed rate for the first five years and then converts to an annual adjustable-rate for the remaining term comprised $243.1 million of the 1994 originations. A slowdown in mortgage loan refinancing activity in the latter half of 1993 complemented Management's loan origination strategy and contributed to the net growth in the loans receivable portfolio in 1994.(9)

 The Bank relies on adjustable-rate securities and mortgage loans receivable to provide interest rate risk protection against further rises in market interest rates. At September 30, 1994, approximately $2.1 billion or 57% of the Bank's loans receivable and MBS portfolio is scheduled to reprice during the next twelve months based upon contractual repricing terms and scheduled principal amortization. However, interest rate floors in effect on $751.1 million of adjustable-rate loans at September 30, 1994 may prevent rate sensitive assets from repricing upward as quickly as rate sensitive liabilities.

 See "CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)" for further details.

Sources of Funds. The major sources of funds during the nine month period ended September 30, 1994 included $430.0 million of new borrowings, $360.2 million of principal repayments on loans receivable, $272.1 million from the issuance of certificates of deposits("CDs"), $170.1 million of principal repayments on MBS, $70.2 million from the sale of marketable-debt securities, and $61.0 million from the sale of loans receivable. In comparison, the major sources of funds during the nine month period in 1993 included $422.6 million of principal repayments on loans, $212.3 million from the issuance of CDs, $180.8 million of principal repayments on MBS, $127.5 million in maturities of marketable-debt securities,
- - ------------------

        (8) In addition, the Bank originated $42.6 million of loans for sale in the secondary market.

        (9) Although loan repayments slowed relative to the latter half of 1993, they did not decline as rapidly as Management expected. See "LIQUIDITY -- SOURCES OF FUNDS" for further details.

$76.1 million of proceeds from the sale of loans receivable, and $33.4 million from the issuance of subordinated notes.

 As discussed above, the Bank borrowed $210.0 million of FHLB advances to fund MBS purchases during 1994 and relied upon $127.0 million of FHLB advances and $100.0 million of borrowings under agreements to repurchase to fund additional loan disbursements and deposit outflows. In comparison, in February of 1993, St. Paul Bancorp issued $34.5 million of 8.25% subordinated debt. The Company used a portion of the proceeds to acquire St. Paul Financial Development from the Bank on June 30, 1993 and for general corporate purposes, such as financing the operations of St. Paul Financial Development and financing acquisitions of financial services companies.

 Repayment of loans receivable and MBS were $530.4 million during the first nine months of 1994 compared to $603.4 million in the same period in 1993, a decline of $73.0 or 12.1%. Management believes this decline in repayment activity is associated with higher market interest rates and may be indicative of lower loan repayment trends for the remainder of 1994.

 Loan sales during the first nine months of 1994 were $15.1 million less than the same period in 1993. The lower sales volume was primarily due to a reduction in the amount of loans originated for sale. During 1994, the Bank has emphasized loan products with adjustable-rate characteristics, which has allowed the Bank to retain a higher percentage of the originations for its portfolio. As a result, the amount of fixed-rate loan originations has decreased in 1994. Generally, the Bank's policy is to sell conforming, fixed-rate mortgage loans in the secondary market. However, rather than raising rates paid on deposits, the Bank is currently considering selling new originations of the 5/1 ARM product into the secondary mortgage market as an additional source of funds.

 During 1994, the Bank used $70.2 million of proceeds from the sale of available-for-sale marketable-debt securities and $19.0 million of proceeds from maturities of marketable-debt securities to provide additional liquidity for retail banking operations.

 Proceeds from the issuance of CDs totaled $272.1 million in 1994, or $59.8 million higher than the $212.3 million of proceeds received in 1993. Higher market interest rates produced the increase in the issuance of CDs.

Uses of Funds. The major uses of funds during the nine months ended September 30, 1994 included $632.0 million for the acquisition of MBS, $582.2 million of loan originations, $336.1 million of payments for maturing CDs, and $51.6 million for the purchase of marketable-debt securities. In comparison, the major uses of funds during the same period in 1993 included $436.7 million of loan originations, $231.9 million of payments for maturing CDs, $136.1 million of MBS purchases, $105.9 million for the purchase of marketable-debt securities, $67.5 million decrease in other borrowings, $47.3 million of FHLB advance maturities, and $26.7 million for the acquisition of Elm Financial.

 Management's strategy to build interest earning assets in 1994 caused MBS purchases in the current year to far exceed those of 1993.

 Loans receivable originations were approximately 37% higher in 1994
compared to 1993.    See discussion above for further details.  See "NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS" for further details of loan origination commitments.

 The growth in the MBS and loans receivable portfolio in 1994 limited the level of funds available to purchase marketable-debt securities. As a result, marketable-debt securities purchases in 1994 were below the level purchased in 1993.

 Payments for maturing CDs increased $104.2 million during 1994 to total $336.1 million for the nine months ended September 30, 1994. During 1994, the Bank allowed some of its higher rate CDs to run-off, while emphasizing the sale of 9-month CDs and other deposit products.

Holding Company Liquidity. At September 30, 1994, St. Paul Bancorp had $33.1 million of cash and cash equivalents and $968,000 of marketable- debt securities. A portion of St. Paul Bancorp's U.S. marketable-debt securities are used to collaterize borrowings of the ESOP.

 Sources of liquidity for St. Paul Bancorp during the first nine months of 1994 included $25.7 million of dividends from the Bank and $1.0 million of dividends from Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first nine months of 1994 included $5.1 million to acquire St. Paul
Bancorp common stock under the stock repurchase program, $4.4 million of dividends paid to shareholders, $2.3 million to finance the activities of St. Paul Financial Development, and $2.1 million paid to service the subordinated debt issued in February of 1993. See "CAPITAL" for further discussion.

 In July of 1994, the Company announced its intentions to acquire up to an additional 5% or 964,000 shares of its outstanding common stock during the second half of 1994 under a stock repurchase program. As of September 30,
1994, only 11,000 shares have been repurchased under this program.(10)   The
Company anticipates using available liquidity to repurchase any additional shares.

Regulatory Liquidity Requirements.  Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At September 30, 1994, the Bank had $198.6 million invested in liquid assets, which exceeded the current requirement by $32.0 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.
- - ------------------

        (10) As of October 31, 1994, an additional 60,500 shares had been acquired under this repurchase program.

STATEMENT OF FINANCIAL CONDITION

 St. Paul Bancorp reported total assets of $4.05 billion at September 30, 1994 compared to $3.71 billion at December 31, 1993, an increase of $343.7 million or 9.3%. Higher MBS balances of $435.4 and an increase in loans receivable of $172.1 million contributed to the growth in total assets during the first nine months of 1994. These increases were partly offset by a $206.4 million reduction in cash and cash equivalents and lower marketable-debt securities of $40.0 million.

 Cash and cash equivalents totaled $129.9 million at September 30, 1994 compared to $336.3 million at December 31, 1993, a decline of $206.4 million or 61.4%. The Bank relied heavily on liquidity to acquire MBS, build the loans receivable portfolio and fund deposit run-off. See "LIQUIDITY" for further discussion.

 At September 30, 1994, marketable-debt securities totaled $102.1 million, or 28.2% lower than the December 31, 1993 balance of $142.1 million. At September 30, 1994, 18.3% of the marketable-debt security portfolio had adjustable-rate characteristics compared to 29.5% of the portfolio at December 31, 1993. The weighted average interest rate earned on the marketable-debt security portfolio was 5.07% at September 30, 1994 compared to 4.21% at December 31, 1993.

 MBS totaled $1.17 billion at September 30, 1994, $435.4 million or 59.4% higher than the $733.6 million of MBS at December 31, 1993. The purchase of $632.0 million of MBS, partly offset by principal repayments of $170.1 million, produced the growth in MBS during the first nine months of 1994. See "LIQUIDITY" for further discussion. At September 30, 1994, 63.9% of the MBS portfolio had adjustable-rate characteristics compared to 74.3% of the portfolio at December 31, 1993. The weighted average interest rate on the MBS portfolio was 5.76% at September 30, 1994 compared to 5.91% at December 31, 1993.

 Loans receivable totaled $2.52 billion at September 30, 1994 compared to $2.35 billion at December 31, 1993, an increase of $172.1 million or 7.3%.
Loan originations of $568.6 million outpaced loan repayments of $360.2 million during the first nine months of 1994. See "LIQUIDITY" for further discussion.
At September 30, 1994, 54.7% of the loan portfolio will reprice during the next twelve months, based upon contractual repricing and scheduled principal amortization, compared to 61.8% at December 31, 1993. The weighted average interest rate on loans receivable decreased to 7.49% at September 30, 1994 from 7.88% at December 31, 1993.

 Deposits totaled $3.16 billion at September 30, 1994, $88.8 million or 2.7% lower than the deposit balances of $3.25 billion at December 31, 1993. CDs and money market account balances declined during the first nine months of 1994, while savings accounts and checking accounts increased slightly. In an effort to control deposit costs in an increasing short- term interest rate environment, the Bank has set pricing levels on deposits in order to allow higher costing deposits to run-off, while attempting to attract new accounts. At September 30, 1994, 54.5% of the deposit portfolio was comprised of CDs compared to 54.1% of the portfolio at December 31, 1993. The weighted average interest rate paid on deposits was 3.60% at September 30, 1994 compared to 3.56% at December 31, 1993.

 FHLB advances totaled $337.0 million at September 30, 1994. In comparison, the Bank had $7.2 million of FHLB advances outstanding at December 31, 1993. During 1994, the Bank used $210.0 million of new FHLB advances to acquire MBS and $119.7 million to supplement its liquidity reserves. Other borrowings increased $99.5 million during the first nine months of 1994, to total $156.2 million at September 30, 1994 compared to $56.8 million at December 31, 1993. Other borrowings were used to provide additional liquidity to fund the retail banking operations. The weighted average interest rate paid on borrowings was 6.02% at September 30, 1994 compared to 9.34% at December 31, 1993. See "LIQUIDITY" for further discussion.

 Stockholders' equity totaled $358.9 million at September 30, 1994, $11.5 million higher than total equity of $347.3 million at December 31, 1993. See "CAPITAL" and the "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further details.

 See "CREDIT" for discussion of foreclosed real estate balances.

RATE/VOLUME ANALYSIS


 The following table presents the components of the changes in net interest income by volume and rate(11) for the three months ended September 30, 1994 and 1993:

                                    THREE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------
                                               1994 vs 1993
                                   ---------------------------------
                                           INCREASE/(DECREASE)
                                                 DUE TO
                                   ---------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- - --------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                       $(182)    $(3,413)    $(3,595)
Mortgage-backed securities             7,503      (1,156)      6,347
Marketable-debt securities              (329)        227        (102)
Trading accounts                         (12)        (12)        (24)
Federal funds                           (449)        135        (314)
Other short-term investments          (2,381)        862      (1,519)
                                                            ---------
  Total interest income                                          793


CHANGE IN INTEREST EXPENSE:

Deposits                                (610)     (1,369)     (1,979)
Short-term borrowings                  1,172        (356)        816
Long-term borrowings                   3,319        (155)      3,164
                                                            ---------
  Total interest expense                                       2,001
                                                            ---------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(1,208)
                                                            =========

- - ------------------

 (11) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


General.   Net income totaled $9.0 million or $0.44 per share during the third quarter of 1994 compared to $11.1 million or $0.54 per share during the same period in 1993. The lower level of income in 1994 was associated with a $1.2 million decrease in net interest income, a $1.2 million decline in other income, and a $836,000 increase in general and administrative expenses. These reductions were partly offset by a $1.3 million decline in the provision for loan losses. The lower level of pre-tax earnings in 1994 was further reduced by a 3% increase in the Company's effective income tax rate.

 Comprising the $1.2 million reduction in net interest income was a $2.0 million increase in interest expense, partly offset by higher interest income of $793,000. The net interest margin ("NIM") declined 34 basis points from 3.44% for the third quarter of 1993 to 3.10% for the third quarter of 1994. Lower yields earned on loans and MBS caused a 50 basis point contraction in the NIM while lower deposit costs benefited the NIM by only 15 basis points. The lower yields on loans and MBS were caused by originations and purchases of assets at rates lower than the portfolio average and principal repayments of older, higher yielding loans and MBS. Average deposit rates dropped 17 basis points from the third quarter of 1993 compared to the third quarter of 1994. Approximately three-quarters of the decline in deposit rates was associated with lower rates paid on CDs and savings account products. The remainder the decline in the deposit rate was produced by a shift in the composition of deposits, which allowed the Bank to replace maturing CDs with lower interest cost deposit products.

 The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread, the relative size of interest earning assets compared to interest bearing liabilities, the level of loan repayments and originations, and asset quality.

 The interest rate spread was 2.93% at September 30, 1994 compared to 3.30% at December 31, 1993 and 3.47% at September 30, 1993. Many forces influence the magnitude of the Bank's interest rate spread, most notably: interest rate floors in effect on adjustable-rate loans, the Bank's ability to originate loans and the availability of attractively priced loans and MBS in the secondary market, the performance of the economy, the actions of the Board of Governors of the Federal Reserve System, the Bank's asset/liability management actions and market interest rates generally. See "LIQUIDITY" and "ASSET/LIABILITY REPRICING TABLE" for further detail.

Interest Income. Interest income increased $793,000 or 1.2% to total $64.8 million during the third quarter of 1994. Higher income from MBS of $6.3 million, was partly offset by a $3.6 million decrease in income from loans receivable and a $2.0 million decline in income from investments.

 Interest income on loans receivable declined $3.6 million or 7.2% during the third quarter of 1994 compared to the same period in 1993. Lower yields earned on loans receivable balances produced most of the decrease in interest income during third quarter of 1994. The loan yield was 7.45% during the third quarter of 1994 compared to 8.00% during the same period in 1993, a decline of 55 basis points. The lower loan yield was associated with loan originations at rates below the portfolio's average and payoffs of higher yielding loans.
Also, downward repricing in the adjustable-rate loan portfolio modestly contributed to the decrease in the loan yield.

 Approximately 48 basis points of the 7.45% loan yield, or approximately $2.9 million of interest income earned during the third quarter of 1994, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the third quarter of 1993, approximately 65 basis points, or $4.0 million of interest income earned during the quarter was attributed to interest rate floors. At September 30, 1994, approximately $702.2 million of the Bank's Nationwide loans and approximately $48.9 million of the 1-4 family loans were at their weighted average floor of 7.96%. Had the floors not been in effect on these loans, their weighted average interest rate would have been 6.46%, or 150 basis point lower, which would have lowered the Bank's September 30, 1994 interest rate spread by 31 basis points. In comparison, at December 31, 1993, approximately $781.7 million of Nationwide loans and $112.5 million of 1-4 family loans were at their weighted average floor of 8.07%. Had the floors not been in effect on these loans, their weighted average interest rate would have been

6.35%, or 172 basis point lower, which would have lowered the Bank's interest rate spread by 42 basis points.

Approximately three-quarters of the loan receivable portfolio was comprised of adjustable-rate products at September 30, 1994. Despite a 213 basis point increase in the 1 year treasury bill rate since November of 1993, favorable repricing on these assets has been nominal. First, 40% of the adjustable-rate loans were at their floors at September 30, 1994. These assets will not reprice until their fully-indexed rates exceed the floors. On average, the fully indexed rates of these loans were below their floors by 150 basis points at September 30, 1994. Second, approximately 45% of the adjustable-rate loan portfolio is tied to cost of funds indices. Generally, the movement in the cost of funds indices lags behind movements in short-term interest rates. For example, the National Cost of Funds index began moving upwards in June 1994 compared to the 1 year treasury bill rate which began to increase in November 1993. Finally, the adjustable-rate portfolio includes $448.1 million of loans with initial fixed interest rate periods of three to five years and are not subject to repricing at this time.

 Lower average loans receivable of $9.2 million produced a slight decrease in interest income in the third quarter of 1994. Loans receivable averaged $2.46 billion during the third quarter of 1994 compared to $2.47 billion during the same period in 1993. During most of 1993 and early 1994, loan repayments exceeded ARM originations, which produced the slightly lower average loans receivable in 1994 relative to 1993. Despite a rise in market interest rates during 1994, Management's strategy to increase loan originations in 1994 has reversed this trend, allowing the Bank to rebuild its loan receivable portfolio in recent months. See "LIQUIDITY" for further discussion.

 Interest income on MBS was $6.3 million higher during the third quarter of 1994 compared to the third quarter of 1993. Higher average MBS balances caused interest income to increase in 1994, while a decline in MBS yields adversely impacted the level of interest income. Average MBS balances were $1.20 billion during the third quarter of 1994, or $531.2 million higher than average balances of $667.7 million during the same period in 1993. The acquisition of $772.1 million of MBS during the twelve month period ended September 30, 1994 allowed average MBS balances to increase despite the high level of loan refinancing activity experienced within the industry during the same period. See "LIQUIDITY" for further discussion. Offsetting the increase in average MBS balances was a 63 basis point decrease in the MBS yield to 5.58% during the current quarter compared to 6.21% during the same quarter in 1993. The reinvestment of proceeds from higher yielding fixed-rate MBS into lower yielding securities contributed to the lower yield in 1994, while downward repricing in the adjustable-rate portfolio also contributed modestly to the decline in yield.

 Approximately 64% of the MBS portfolio was comprised of adjustable-rate securities at September 30, 1994. Despite upward movements in the 30 year treasury bond rate and the 5 year treasury note rate since the fourth quarter of 1993, favorable repricing on the adjustable-rate MBS has been nominal. A large percent of the adjustable-rate securities is tied to cost of fund indices. As discussed above, movements in the cost of fund indices generally lag behind movements in market interest rates and only recently are beginning to rise.

 Interest income from investments, which includes marketable-debt securities, federal funds and other short-term investments, during the third quarter of 1994 decreased $2.0 million compared to income recorded during the same period in 1993. The decline in income was associated with lower average investment balances, partly offset by a higher investment yield. Average investment balances were $171.9 million during the third quarter of 1994, or $285.2 million lower than the $457.1 million of average investment balances during the same period in 1993. The reinvestment of proceeds from investment maturities and sales into other interest earning assets and to help fund deposit run-off produced the lower average investment balances. See "LIQUIDITY" for further discussion. The combined yield on investments was 5.12% during the third quarter of 1994, or 148 basis points higher than the 3.64% yield during the third quarter of 1993. The higher yield was mostly associated with an extension of average maturities on marketable-debt securities and an increase in short-term market interest rates in 1994.

Interest Expense. Interest expense totaled $35.1 million during the three months ended September 30, 1994, $2.0 million or 6.0% higher than interest expense recorded during the same period in 1993. The higher level of interest expense was produced by a $4.0 million increase in interest expense on borrowings, partly offset by a $2.0 million reduction in interest expense on deposits.

 The $2.0 million reduction in deposit interest expense resulted from both lower rates paid to depositors and lower average deposit balances. The rate paid on deposits averaged 3.57% during the third quarter of 1994 compared to 3.74% during the same period a year ago. Most of the lower deposit rate was associated with lower rates paid on CDs and savings account products. Also, contributing modestly to the decline in the deposit rate was a shift in the composition of deposit products away from CDs, the Bank's highest rate deposit product, to checking and savings accounts.

 Although the Bank has been successful in reducing its average interest cost of deposits in 1994 compared to the same periods in 1993, the rate paid on deposits at September 30, 1994 is 10 basis points higher than the rate paid at March 31, 1994. CD sales in the second and third quarters of 1994 contributed to the increase in the deposit rate at September 30, 1994. If short-term market interest rates continue to increase, it may be necessary for Management to increase rates paid on all of its deposit products.

 Deposit balances averaged $3.19 billion during the third quarter of 1994 compared to $3.26 billion during the third quarter of 1993, a decrease of $65.8 million. The lower average balances during the third quarter of 1994 was largely produced by lower CDs and money market balances, partly offset by higher average savings and checking account balances.

 The $4.0 million increase in interest expense on borrowings was the net result of higher average borrowing balances and lower rates paid on borrowings. Average borrowing balances were $404.2 million in the third quarter of 1994, or $278.5 higher than average balances during the same period of 1993. The use of FHLB advances to fund the acquisition of MBS and the reliance on FHLB advances and borrowings under agreements to repurchase to provide liquidity for retail banking operations caused the increase in average balances during the current year. See "LIQUIDITY" for further discussion. Lower rates on new borrowings during 1994 compared to the rates paid on the borrowings outstanding during the third quarter of 1993 produced the decrease in the average borrowing rate. The average rate paid on borrowings was 6.25% during the third quarter of 1994 compared to 7.54% during the same period in 1993.

Provision for Loan Losses. The Company recorded a $1.2 million provision for loan losses during the third quarter of 1994 compared to a $2.5 million provision recorded during the same period in 1993. Effective January 1, 1994, the Company adopted SFAS No. 114. Since the Company previously valued loans considered to be impaired under SFAS No. 114 at the fair value of the loan's collateral, the adoption of SFAS No. 114 had no impact on the Company's provision for loan losses during the first nine months of 1994. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $7.5 million during the third quarter of
1994 compared to $8.7 million during the same period in 1993, a $1.2 million or 14.2% decline. During 1994, revenues from discount brokerage operations decreased $738,000, primarily as a result of a 22% decrease in trading volumes. Also, lower gains recorded on the sale of "conversion" loans contributed to a $440,000 decline in gains on asset sales, and interest recorded on federal income tax refunds received in the third quarter of 1993 caused the $424,000 decrease in other income. See "LIQUIDITY" for additional discussion of loan sales activity.

 These declines were partly offset by higher other fee income of $425,000, primarily associated with an increase in the number of checking accounts and the expansion of ATM operations.

General and Administrative Expense.   General and administrative expenses
increased $836,000 or 4.0% from the third quarter of 1993. Most of the increase was associated with a $969,000 or 9.0% increase in compensation and benefits and a $498,000 or 10.5% increase in occupancy, equipment and other office expense. The increase in these costs mostly resulted from the expansion of the branch network, annual salary increases, extended hours at many of the Bank's branch facilities, and expansion of ATM operations. Approximately 60% of the increase in compensation was attributed to expansion of the branch network and extended hours, while the remainder was due to annual salary increases. Higher pension costs, payroll taxes, and medical insurance premiums were also experienced in 1994. These increases in general and administrative expenses were offset by lower advertising and deposit insurance premiums.

 Management of the Company is committed to controlling general and administrative costs in order to help protect against declines in net income. During 1994, Management has taken steps to reduce general and administrative expenses from levels originally targeted for 1994. As a result, general and administrative costs are about level with those recorded during the first and second quarters of 1994.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $347,000 during the third quarter of 1994 compared to a net loss of $318,000 during the same period in 1993. The higher net loss during 1994 was primarily associated with the increase in costs to operate the REO properties, partly offset by higher gains on the sale of REO and lower provisions for losses. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $4.9 million or 35.1% of pre-tax income during the third quarter of 1994 compared to $4.8 million or 30.1% of pre-tax income during the third quarter of 1993. A higher effective federal and state income tax rate produced the increase in the rate between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                       At September 30,                        Three months ended September 30
Dollars in thousands                         1994                           1994                            1993
- - ----------------------------------------------------------- ---------------------------------------------------------------
                                                  Average     Average               Average    Average              Average
                                        Balance    Rate      Balance(a)   Interest   Yield    Balance(a)  Interest   Yield
- - ---------------------------------------------------------------------------------------------------------------------------

Loans receivable (b)                   $2,532,482    7.49%   $2,463,666     $45,861     7.45% $2,472,817   $49,456     8.00%
Mortgage-backed securities              1,169,088    5.76     1,198,922      16,718     5.58     667,737    10,371     6.21
Marketable-debt securities                102,068    5.00       105,840       1,334     5.00     133,870     1,436     4.26
Trading account                             ---       --          ---          --        --        2,416        24     3.94
Federal funds                              10,000    5.00         7,622          87     4.53      52,326       401     3.04
Other investments (c)                      61,137    5.21        58,462         778     5.28     268,502     2,297     3.39
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $3,874,775    6.86%   $3,834,512     $64,778     6.76% $3,597,668   $63,985     7.11%
============================================================================================================================

Deposits                               $3,163,774    3.60%   $3,192,934     $28,700     3.57% $3,258,708   $30,679     3.74%
Borrowings:
   Short-term borrowings (d)              220,275    5.42       131,243       1,619     4.89      42,779       803     7.45
   Long-term borrowings (d)               272,887    6.52       272,929       4,749     6.90      82,870     1,585     7.59
- - ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          493,162    6.02       404,172       6,368     6.25     125,649     2,388     7.54
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $3,656,936    3.93%   $3,597,106     $35,068     3.87% $3,384,357   $33,067     3.88%
============================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities      $217,839              $237,406                         $213,311
============================================================================================================================

Ratio of interest-earning assets over
  interest-bearing liabilities               1.06                  1.07                             1.06
============================================================================================================================

Net interest income                                   -                     $29,710                        $30,918
============================================================================================================================

Interest rate spread                                2.93%                               -                               -
============================================================================================================================

"Average" interest rate spread                        -                                2.89%                          3.23%
============================================================================================================================

Net yield on average earning assets                   -                                3.10%                          3.44%
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

RATE/VOLUME ANALYSIS


 The following table presents the components of the changes in net interest income by volume and rate(12) for the nine months ended September 30, 1994 and 1993:

                                     NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------
                                               1994 vs 1993
                                   ----------------------------------
                                           INCREASE/(DECREASE)
                                                   DUE TO
                                  -------------------------------------
                                                              TOTAL
Dollars in thousands                  VOLUME       RATE       CHANGE
- - ----------------------------------------------------------------------

CHANGE IN INTEREST INCOME:

Loans receivable                     $(5,015)   $(12,044)   $(17,059)
Mortgage-backed securities            15,624      (6,153)      9,471
Marketable-debt securities              (547)        523         (24)
Trading accounts                         (73)          1         (72)
Federal funds                           (250)        127        (123)
Other short-term investments          (4,033)      1,308      (2,725)
                                                           ----------
  Total interest income                                      (10,532)


CHANGE IN INTEREST EXPENSE:

Deposits                                  90      (7,944)     (7,854)
Short-term borrowings                 (1,387)     (1,077)     (2,464)
Long-term borrowings                   6,328        (371)      5,957
                                                           ----------
  Total interest expense                                      (4,361)
                                                           ----------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(6,171)
                                                           ==========


- - -----------------

     (12) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


General.   Net income totaled $25.8 million or $1.27 per share during the nine months ended September 30, 1994 compared to $31.9 million or $1.57 per share during the same period in 1993. The lower level of income in 1994 compared to 1993 was associated with a $6.2 million decrease in net interest income, a $4.1 million increase in general and administrative expenses, a $1.2 million decrease in other income, and higher net expenses from REO operations of $599,000. These reductions were partly offset by a $5.4 million decline in the provision for loan losses and lower income tax expense of $694,000. The lower level of pre-tax earnings in 1994 was further reduced by a higher effective income tax rate.

 Comprising the $6.2 million reduction in net interest income was a $10.5 million decline in interest income, partly offset by lower interest expense of $4.4 million. The net interest margin ("NIM") for the first nine months of 1994 was 3.18%, or 33 basis points lower than the NIM of 3.51% during the same period of 1993. Contributing to the decrease in NIM was lower yields earned on loans and MBS, which caused a 60 basis point contraction in the NIM, partly offset by lower deposit costs, which benefited the NIM by 29 basis points. Lower yields on loans and MBS were caused by originations and purchases of assets at rates lower than the portfolio average and principal repayments of older, higher yielding loans and MBS. Lower average rates paid on deposits primarily resulted from lower rates on CDs and savings account products.

 The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread, the relative size of interest earning assets compared to interest bearing liabilities, the level of loan repayments and originations, and asset quality. See "COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993" for discussion of interest rate spread.

Interest Income. Interest income declined $10.5 million or 5.4% to total $185.8 million during the first nine months of 1994. Contributing to the lower level of interest income was a decrease in income from loans receivable of $17.1 million and investments of $2.9 million, partly offset by higher income from MBS of $9.5 million.

 Interest income on loans receivable totaled $134.7 million for the nine month period ended September 30, 1994, or 11.2% lower than the same period in 1993. Approximately two-thirds of the lower level of income from loans receivable was associated with a 67 basis point drop in the loan rate between the two periods. The yield on loans receivable was 7.52% during the first nine months of 1994 compared to 8.19% during the same period in 1993. The decline in loan yield resulted from loan originations at rates below the portfolio's average rate and payoffs of higher yielding loans. Downward repricing in the adjustable-rate portfolio also contributed modestly to the lower loan yield. Approximately 55 basis points of the 7.52% loan yield during 1994, or $9.9 million of interest income, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the first nine months of 1993, approximately 60 basis points of the loan yield, or $11.1 million of interest income was attributable to interest rate floors on Nationwide and 1-4 family loans.

 The remaining decline in interest income from loans receivable was caused by lower average loan receivable balances. Loans receivable averaged $2.39 billion during the nine month period ended September 30, 1994, or $83.7 million lower than the average balances during the same period in 1993 of $2.47 million. During most of 1993 and early 1994, loan repayments exceeded ARM originations, which produced the lower average loans receivable balances in 1994 relative to 1993. Despite a rise in market interest rates during 1994, Management's strategy to increase loan originations during 1994 has reversed this trend, allowing the Bank to rebuild its loans receivable portfolio in recent months. See "LIQUIDITY" for further discussion.

 The $9.5 million increase in interest income on MBS during the first nine months of 1994 compared to the same period in 1993 was largely associated with the acquisition of $772.1 million of MBS during the twelve months ended September 30, 1994. These acquisitions, partly offset by principal repayments, caused average MBS balances to total $1.03 billion during the first nine months of 1994, or $366.8 million higher than the same period in 1993. See "LIQUIDITY" for further discussion. The MBS yield was 5.43% during the first nine months of 1994, or 109 basis points lower than the yield of 6.52% during the first nine months of 1993. The purchase of MBS securities at rates below the portfolio's average contributed to the lower yield in the first nine months of 1994. Also, contributing modestly to the decline in yield was downward repricing in the adjustable-rate portfolio.

 Interest income from investments, which includes marketable-debt securities, federal funds and other short-term investments, was $2.9 million lower during the first nine months of 1994 compared to the same period in 1993. The lower level of income was associated with a $171.4 million decrease in average balances, partly offset by 74 basis point increase in the investment yield. Average investments balances totaled $285.0 during the nine month period ended September 30, 1994 compared to $456.4 million in the same period a year earlier. The reinvestment of proceeds from investment maturities into other interest earning assets produced the lower average balances. See "LIQUIDITY" for further discussion. The yield earned on investments increased from 3.53% during the first nine months of 1993 to 4.27% during the same period in the current year. An extension of the average maturities on marketable-debt securities, which increased from an average maturity of 30 months at September 30, 1993 to 40 months at September 30, 1994, and an increase in short-term interest rates during 1994 produced the higher yield on investments.

Interest Expense. Interest expense totaled $97.5 million during the nine months ended September 30, 1994, $4.4 million or 4.3% lower than the same period in 1993. The lower interest expense was produced by a $7.9 million reduction in interest expense on deposits, partly offset by a $3.5 million increase in borrowing expense.

 The $7.9 million reduction in deposit interest expense was mostly associated with a 33 basis point drop in the rates paid to depositors, partly offset by a slight increase in average balances. The average rate paid to depositors was 3.54% during the first nine months of 1994 compared to 3.87% during the same period in 1993. The lower rates paid on deposits was caused by a decrease in market interest rates during 1993, which allowed the Bank to reduce the rates paid on all of its deposit products. The lower rates paid on CDs and savings account products primarily contributed to the overall lower rate. Also contributing modestly to the lower rate paid on deposits was a shift in the composition of deposit from higher rate CDs to lower rate savings and checking accounts.

 Average deposit balances increased $3.1 million to total $3.22 billion during the nine month period ended September 30, 1994. The growth in average savings and checking balances was partly offset by lower average CD balances.

 Interest expense on borrowings increased $3.5 million during the nine month period ended September 30, 1994 compared to the same period in 1993. The increase in expense was associated with a higher average borrowing balances, partly offset by lower average rates paid on these borrowings. Average borrowing balances increased $88.4 million to average $252.8 million during the first nine months of 1994 compared to $165.6 during the same period a year earlier. During the first nine months of 1994, the Bank used new borrowings to fund MBS acquisitions and to provide liquidity for lending. See "LIQUIDITY" for further discussion. The average rate paid on borrowings was 6.57% during the first nine months of 1994, or 64 basis points lower than the 7.21% average rate paid on borrowing during the same period in 1993. The lower rates on new borrowings during 1994 compared to the rate on the borrowings outstanding during the first nine months of 1993 produced the lower average rate.


Provision for Loan Losses. The Company recorded a $3.9 provision for loan losses during the first nine months of 1994, or $5.4 million lower than the provision recorded during the same period of 1993. Effective January 1, 1994, the Company adopted SFAS No. 114. Since the Company previously valued loans considered to be impaired under SFAS No. 114 at the fair value of the loan's collateral, the adoption of SFAS No. 114 had no impact on the Company's provision for loan losses during the first nine months of 1994. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $22.1 million during the first nine months of 1994, $1.2 million or 5.1% lower than other income recorded in the same period in 1993. Lower discount brokerage commissions and gains on asset sales, were partly offset by higher other fee income.

 A decrease in transaction volumes caused the $1.5 million decrease in revenues from discount brokerage operations. Lower gains recorded on the sale of "conversion" loans produced most of the $880,000 decline in gains on asset sales. See "LIQUIDITY" for additional discussion of loan sales activity. The $1.6 million increase in other fee income was primarily associated with an increase in the number of checking accounts and an expansion of ATM operations.

General and Administrative Expense.   General and administrative expenses
increased $4.1 million or 6.8% during the first nine months of 1994 compared to the same period in 1993. The increase was largely associated with a $3.7 million increase in compensation and benefits and a $1.6 million increase in occupancy, equipment, and other office expense. The expansion of the branch network, including 8 branches obtained in the Elm Financial acquisition in February 1993, extension of hours at many of the branch facilities, and higher pension, payroll taxes, and medical costs produced the increase. These increases in expenses were partly offset by lower advertising costs, deposit insurance premiums, and other costs.

 Management was successful in controlling other general and administrative costs during 1994 and remains committed to on-going expense control.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $1.6 million during the first nine months of 1994 compared to a $990,000 net loss during the same period in 1993. The higher net loss during the current period was associated with an increase in the provision for losses. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $14.2 million or 35.4% of pre-tax income during the nine month period ended September 30, 1994 compared to $14.8 million or 31.8% of pre-tax income during the same period in 1993. A higher effective federal and state income tax rate produced the increase in the rate between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

                                        At September 30,                       Nine months ended September 30
Dollars in thousands                         1994                           1994                            1993
- - ----------------------------------------------------------- -------------------------------- ------------------------------
                                                  Average     Average               Average    Average              Average
                                        Balance    Rate      Balance(a)   Interest   Yield    Balance(a)  Interest   Yield
- - ---------------------------------------------------------------------------------------------------------------------------

Loans receivable (b)                   $2,532,482    7.49%   $2,388,038    $134,696     7.52% $2,471,726  $151,755     8.19%
Mortgage-backed securities              1,169,088    5.76     1,032,140      41,997     5.43     665,384    32,526     6.52
Marketable-debt securities                102,068    5.00       135,604       4,736     4.67     152,180     4,760     4.18
Trading account                             ---       --             37           1     3.61       2,753        73     3.55
Federal funds                              10,000    5.00        32,841         851     3.46      42,936       974     3.03
Other investments (c)                      61,137    5.21       116,558       3,536     4.06     258,537     6,261     3.24
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $3,874,775    6.86%   $3,705,218    $185,817     6.69% $3,593,516  $196,349     7.29%
=============================================================================================================================

Deposits                               $3,163,774    3.60%   $3,215,690     $85,094     3.54% $3,212,589   $92,948     3.87%
Borrowings:
   Short-term borrowings (d)              220,275    5.42        54,120       1,956     4.83      86,624     4,420     6.82
   Long-term borrowings (d)               272,887    6.52       198,636      10,462     7.04      78,965     4,505     7.63
- - ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          493,162    6.03       252,756      12,418     6.57     165,589     8,925     7.21
- - ----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $3,656,936    3.93%   $3,468,446     $97,512     3.76% $3,378,178  $101,873     4.03%
=============================================================================================================================
Excess of interest-earning assets
  over interest-bearing liabilities      $217,839              $236,772                         $215,338
=============================================================================================================================
Ratio of interest-earning assets over
  interest-bearing liabilities               1.06                  1.07                             1.06
=============================================================================================================================

Net interest income                                   -                     $88,305                        $94,476
=============================================================================================================================

Interest rate spread                                2.93%                               -                               -
=============================================================================================================================

"Average" interest rate spread                        -                                2.93%                          3.26%
=============================================================================================================================

Net yield on average earning assets                   -                                3.18%                          3.51%
=============================================================================================================================

(a) All average balances based on daily balances.
(b) Includes loans held for sale and loans placed on nonaccrual.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes FHL Bank advances, floating rate notes, other borrowings, subordinated capital notes. Excludes ESOP loan.

ASSET/LIABILITY REPRICING SCHEDULE


                                                                    at  September 30, 1994
                                          ----------------------------------------------------------------------------------
                                          Weighted                               More than 6
                                           Average             % of    6 Months   months to                           Over
                                            Rate    Balance   Total    or less     1 year    1-3 years  3-5 years    5 years
- - ----------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
RATE SENSITIVE ASSETS:
Investments:(a)
  Adjustable-rate                           4.73%    $31,704      1%    $22,380     $9,324        -          -          -
  Fixed-rate                                5.16     141,501      3      33,290      7,947     50,444     19,974     29,846
Mortgage-backed securities:(b)
  Adjustable-rate                           4.87     747,512     19     463,914    283,598        -          -          -
  Fixed-rate                                7.32     421,575     11      31,441     10,074    113,166     75,004    191,890
Mortgage loans:(b)
  Adjustable and renegotiable-rate          7.22   1,892,665     49   1,112,757    358,101    266,192    155,615        -
  Fixed-rate                                8.29     607,709     16      54,221     41,383    202,099    106,578    203,428
Consumer loans (b)                          7.95      22,656      1       4,434      2,040      6,463      4,868      4,851
Assets held for sale                        7.83       9,453      *       9,453        -          -          -          -
                                          ----------------------------------------------------------------------------------
  Total rate sensitive assets               6.86% $3,874,775    100% $1,731,890   $712,467   $638,364   $362,039   $430,015
                                          ==================================================================================
RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                         1.16%   $371,954     10%    $99,607    $21,255    $69,678    $50,342   $131,072
  Savings accounts                          2.42     802,806     22     255,095     42,746    140,128    101,242    263,595
  Money market deposit accounts             2.80     264,549      8     264,549        -          -          -          -
  Fixed-maturity certificates               4.81   1,724,465     47     624,467    477,992    385,623    164,128     72,255
                                          ----------------------------------------------------------------------------------
                                            3.60   3,163,774     87   1,243,718    541,993    595,429    315,712    466,922
Borrowings:
  FHL Bank advances                         5.82     336,959      9     295,000     35,275      5,599        -        1,085
  Other borrowings                          6.27     139,803      4     103,883         -      35,920        -          -
  Mortgage-backed note                      8.70      16,400      *         -           -         -       16,400        -
                                          ----------------------------------------------------------------------------------
                                            6.02     493,162     13     398,883     35,275     41,519     16,400      1,085
                                          ----------------------------------------------------------------------------------
  Total rate sensitive liabilities          3.93% $3,656,936    100% $1,642,601   $577,268   $636,948   $332,112   $468,007
                                          ==================================================================================
Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)       2.93%   $217,839            $89,289   $135,199     $1,416    $29,927   $(37,992)
                                          ==================================================================================

Cumulative GAP                                                          $89,289   $224,488   $225,904   $255,831   $217,839
Cumulative GAP to total assets without
  regard to hedging transactions                                           2.21%      5.54%      5.58%      6.32%      5.38%
Cumulative GAP to total assets with
  impact of hedging transactions                                           5.85%      9.19%      8.80%      6.32%      5.38%

 *  Less than one percent.
(a) Includes investment in FHL Bank Stock.
(b) Excludes accrued interest and accumulated provisions for losses.


       The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multi-family mortgages were estimated to be prepaid at a rate of approximately 10% per year; adjustable-rate mortgage loans on one- to four- family residences and loan securities were estimated to prepay at a rate of 15% per year; fixed-rate loans and loan securities were estimated to prepay at a rate of 12% per year. Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year depending on the age of the accounts. Regular savings accounts were estimated to be withdrawn at rates between 15% and 26% per year depending on the age of the accounts. Except for multi-family loans, the prepayment assumptions included in the Asset/Liability Repricing Schedule are based upon the Bank's actual prepayment experience over the past year as well as management's future expectations of prepayments. The Bank assumed a prepayment percentage of 10% because of current market conditions and the nature of the Bank's multi-family portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

PART II. --  OTHER INFORMATION
ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11, Statement re: Computation of Per Share Earnings.

(b) Exhibit 27, Financial Data Schedule.

(c) The Company filed a current report on Form 8-K on July 13, 1994 relating to the announcement of the Company's intent to continue to repurchase up to 5%, or 964,000 shares of its outstanding common stock.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                  -----------------------------------
                                             (Registrant)


Date: November 10, 1994       By:    /s/ Joseph C. Scully
                                  -----------------------------------
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: November 10, 1994       By:     /s/ Robert N. Parke
                                  -----------------------------------
                                          Robert N. Parke
                               Senior Vice President and Treasurer
                                  (Principal Financial Officer)