Form 10-K405
ST PAUL BANCORP INC
filed 1995-03-27
CIK 810578

ANNUAL REPORT ON FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Dec. 31, 1994.

Commission File Number 0-15580

St. Paul Bancorp, Inc.

Incorporated in the State of Delaware
IRS Employer Identification #36-3504665
Address:   6700 West North Avenue
           Chicago, Illinois 60635
Telephone: (312) 622-5000


Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01; Preferred Stock Purchase Rights.

     As of Jan. 31, 1995, St. Paul Bancorp, Inc. had 18,561,067 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of Jan. 31, 1995, was $357,669,572.(1)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                               --       --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     Documents Incorporated by Reference:

Parts I, II, III, and IV:

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

Part III:

     Portions of the definitive proxy statement for the 1995 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.

----------------
     (1) Solely for the purpose of this calculation, all executive officers and directors of the registrant are considered to be affiliated. Also included are the shares held by various employee benefit plans where trustees are directors of St. Paul Bancorp, Inc.

The information required by the following items are incorporated herein by reference from portions of the registrant's Annual Report to Shareholders at
Exhibit 13 as follows:

PART I
                                                              Page Number
                                                             at Exhibit 13
                                                        -----------------------
Item 1     Business

           General..............................................15, 40, 65-66

           Distribution of Assets, Liabilities and Stockholder's Equity;
           Interest Rates and Interest Differential.....................21-22

           Investment Portfolio.....................................35, 43-44

           Loan Portfolio..............................28, 32, 35, 41, 45, 57

           Summary of Loan Loss Experience..........................31-32, 41

           Deposits................................................21, 34, 48

           Return on Equity and Assets.....................................14

           Short-Term Borrowings........................................49-50

Item 2     Properties......................................................65

Item 3     Legal Proceedings.............................................none

Item 4     Submission of Matters to a Vote of
           Security Holders..............................................none

PART II

Item 5     Market for the Registrant's Common Equity and Related
           Stockholder Matters................17-18, 20, 30, 51-52, 64-66, 70

Item 6     Selected Financial Data.........................................14

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................15-35

Item 8     Financial Statements and Supplemental Data...................36-63

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures..........................none

PART III

Item 10    Directors and Executive Officers of the Registrant...........68, *

Item 11    Executive Compensation.......................................... *

Item 12    Security Ownership of Certain Beneficial Owners
           and Management.................................................. *

Item 13    Certain Relationships and Related Transactions.................. *

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.....................................................67

* St. Paul Bancorp's definitive proxy statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Organizational Planning and Stock Option Committees on Executive Compensation" and "Comparative Performance Graph."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 1995 on its behalf by the undersigned thereunto duly authorized.

St. Paul Bancorp, Inc.
Joseph C. Scully
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

Joseph C. Scully                             Alan J. Fredian
Chairman and Chief Executive Officer         Director

Patrick J. Agnew                             Kenneth J. James
President and Chief Operating Officer        Director

Robert N. Parke                              Dr. Jean C. Murray, O.P.
Senior Vice President and Treasurer          Director
(principal financial officer)

Paul J. Devitt                               Michael R. Notaro
First Vice President and Controller          Director
(principal accounting officer)

William A. Anderson                          John J. Viera
Director                                     Director

John W. Croghan                              James B. Wood
Director                                     Director

EXHIBITS (c)

Financial Statements Filed                                                  Page
--------------------------------------------------------------------------------
St. Paul Bancorp, Inc.
Consolidated Financial Statements                                             36
Notes to Consolidated Financial Statements                                    40
Report of Independent Auditors                                                63

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted, since the required information is included in the footnotes or is not applicable.

No reports on Form 8-K were filed during the last quarter of fiscal 1994.

The following Exhibit Index lists the Exhibits to Annual Report on Form 10-K.

      Exhibit No. 3    Certificate of Incorporation and Bylaws.

       i          Restated Certificate of Incorporation (a).

       ii         Bylaws of Registrant, as amended (a).

       iii Amendments to Bylaws of Registrant dated as of Dec. 18, 1989, July 18, 1992, Sept. 27, 1993, Oct. 25, 1993 and Feb. 28,
                  1994, respectively (a).

      Exhibit No. 10   Material Contracts.

       i          Stock Option Plan, as amended (a)(b).

       ii         Amendment to Stock Option Plan dated May 13, 1992 (a)(b).

       iii        Amendment to Stock Option Plan dated May 4, 1994 (b).

       iv Employment Agreement dated as of Dec. 19, 1994 among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Joseph
                  C. Scully (b).

       v Employment Agreement dated as of Dec. 19, 1994 among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Patrick
                  J. Agnew (b).

       vi St. Paul Federal Bank For Savings Deferred Compensation Trust Agreement dated April 21, 1987 (a)(b).

       vii First Amendment to Agreement in Trust dated as of Dec. 31, 1989 by and between St. Paul Federal Bank For Savings; and Alan J. Fredian, Michael R. Notaro and Faustin A. Pipal, as trustees (a)(b).

       viii Indenture dated as of July 1, 1989 between St. Paul Federal Bank For Savings and Bankers Trust Company, Trustee (a).

       ix         St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc.
                  Nonqualified Retirement Plan for Directors, as amended and restated as of March 28, 1994 (b).

       x Agreement in Trust, dated as of Jan. 28, 1991 between St. Paul Federal Bank For Savings; and Alan J. Fredian, Michael R. Notaro and Joseph C. Scully, as trustees (a)(b).

       xi St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan (a)(b).

       xii        St. Paul Federal Bank For Savings Supplemental Retirement
                  Trust (a)(b).

       xiii Term Loan Agreement, dated as of Nov. 21, 1991, among St. Paul Federal Bank For Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc. and Nationar (a).

       xiv        Shareholders Rights Plan dated Oct. 26, 1992 (a).

       xv         Severance Agreements, dated as of Dec. 21, 1992, among St.
                  Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Thomas J. Rinella, Robert N. Parke, and Clifford M. Sladnick, respectively (a)(b).

       xvi Severance Agreement, dated as of Dec. 21, 1992, among St. Paul Bancorp, Inc., St. Paul Federal Bank for Savings and Donald
                  G. Ross (b).

       xvii Amendments to Severance Agreements, dated as of Dec. 19, 1994, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Thomas J. Rinella, Robert N. Parke, Donald G. Ross, and Clifford M. Sladnick, respectively (b).

       xviii Indenture for Subordinated Notes dated Feb. 1, 1993 between St. Paul Bancorp, Inc. and Harris Trust and Savings Bank (b).

       xix St. Paul Bancorp, Inc. and St. Paul Federal Bank For Savings Employee Severance Compensation Plan, executed Dec. 20, 1993
                  (a)(b).

       xx First Amendment to Term Loan Agreement, dated as of June 30, 1993 (but effective as of May 5, 1993) by and among St. Paul Federal Bank For Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc., and Nationar (a).

      Exhibit No. 13   Portions of the 1994 Annual Report to Shareholders.

      Exhibit No. 21   Subsidiaries of Registrant.

      Exhibit No. 23   Consent of Ernst & Young LLP.

      Exhibit No. 27   Financial Data Schedule.

(a) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b) Management contract or compensation plan or arrangement required to be filed as an exhibit.

(c) Copies of the Exhibits will be furnished upon request and payment of the Company's expenses in furnishing the Financial Statement Schedule and Exhibits.