Form 10-Q
period 1995-03-31
ST PAUL BANCORP INC
filed 1995-05-12
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended Mar. 31, 1995

                                       or

           ( )     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

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

                               YES  X      NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value -- 18,585,920 shares, as of April 28, 1995

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Mar. 31, 1995 and Dec. 31, 1994 . . . . . . . . . . . . .   3

          Consolidated Statements of Income for the Three
          Months Ended Mar. 31, 1995 and 1994 . . . . . . . . . . . . . .   4

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended Mar. 31, 1995 and 1994 . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended Mar. 31, 1995 and 1994 . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements  . . . . . . . . . .   7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . .   8





PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  33

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . .  34

          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                            Mar. 31,        Dec. 31,
Dollars in thousands                                                          1995            1994
- -----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                   $       89,060  $     104,563
    Federal funds sold                                                          72,700         18,100
    Short-term cash equivalent securities                                       35,923         37,285
                                                                         -----------------------------
    Total cash and cash equivalents                                            197,683        159,948

  Marketable-debt securities
    (Market: Mar. 31, 1995-97,991; Dec. 31, 1994-$95,773)                      100,205         99,643

  Mortgage-backed securities
    (Market: Mar. 31, 1995-$1,016,421; Dec. 31, 1994-$1,066,793)             1,050,670      1,126,617

  Loans receivable                                                           2,619,822      2,610,577
  Less:  accumulated provision for loan losses                                  42,146         42,196
                                                                        ------------------------------
    Net loans receivable                                                     2,577,676      2,568,381

  Loans held-for-sale, at lower of cost or market
    (Market: Mar. 31, 1995-$12,527; Dec. 31, 1994-$10,157)                      12,525         10,155
  Accrued interest receivable                                                   23,158         23,467
  Foreclosed real estate
    (Net of accumulated provision for losses:  Mar. 31, 1995-$2,274;
     Dec. 31, 1994-$2,019)                                                      19,808         16,484
  Real estate held for development or investment                                16,548         16,694
  Investment in Federal Home Loan Bank stock                                    29,847         29,847
  Office properties and equipment                                               44,371         44,112
  Prepaid expenses and other assets                                             34,883         36,189
                                                                        ------------------------------
TOTAL ASSETS                                                            $    4,107,374  $   4,131,537
                                                                        ==============================

LIABILITIES:
  Deposits                                                              $    3,199,924  $   3,232,903
  Short-term borrowings
    (FHLB advances: Mar. 31, 1995-$120,275; Dec. 31, 1994-$120,275)            220,275        221,180
  Long-term borrowings
    (FHLB advances: Mar. 31, 1995-$211,684; Dec. 31, 1994-$216,684)            266,794        271,747
  Advance payments by borrowers for taxes and insurance                         21,423         21,842
  Other liabilities                                                             41,711         32,468
                                                                        ------------------------------

  Total Liabilities                                                          3,750,127      3,780,140

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                             -              -
  Common stock (par value $.01 per share:  authorized-40,000,000 shares; issued at Mar. 31, 1995-19,798,992 shares;
    outstanding at Mar. 31, 1995-18,563,067 shares;
    issued at Dec. 31, 1994-19,785,405 shares;                                     198            198
    outstanding at Dec. 31, 1994-18,781,480)
  Paid-in capital                                                              138,278        138,039
  Retained income, substantially restricted                                    246,555        238,929
  Unrealized loss on securities, net of taxes                                   (1,300)        (3,531)
  Borrowings by employee stock ownership plan                                   (1,000)        (1,000)
  Unearned employee stock ownership plan shares (196,350 shares)                (2,883)        (2,883)
  Treasury stock (Mar. 31, 1995-1,235,925 shares;
      Dec. 31, 1994-1,003,925 shares)                                          (22,601)       (18,355)
                                                                        ------------------------------
  Total stockholders' equity                                                   357,247        351,397
                                                                        ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    4,107,374  $   4,131,537
                                                                        ==============================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three months ended  Mar. 31,
                                                      ------------------------------

Dollars in thousands except per share amounts                 1995          1994
- ------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                       $    49,170   $    44,905
  Mortgage-backed securities                                  17,184        10,144
  Marketable-debt securities                                   1,269         1,778
  Federal funds                                                  443           457
  Other investment income                                        986         1,864
                                                         -------------------------
     Total interest income                                    69,052        59,148

INTEREST EXPENSE:
  Deposits                                                    31,289        28,208
  Short-term borrowings                                        3,315             6
  Long-term borrowings                                         4,829         1,416
                                                         -------------------------
     Total interest expense                                   39,433        29,630
                                                         -------------------------

     Net interest income                                      29,619        29,518

Provision for loan losses                                        650         1,950
                                                         -------------------------
     Net interest income after provision for loan losses      28,969        27,568


OTHER INCOME:
  Loan servicing fees                                            394           349
  Other fee income                                             4,866         3,568
  Net gain on assets sold                                        861           389
  Discount brokerage commissions                                 708         1,234
  Income from real estate development                            446           667
  Insurance and annuity commissions                              714           956
  Other                                                           29           164
                                                         -------------------------
     Total other income                                        8,018         7,327

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                              12,291        11,956
  Occupancy, equipment and other office expense                5,704         5,233
  Advertising                                                  1,041         1,126
  Federal deposit insurance                                    2,214         2,240
  Other                                                        1,311         1,233
                                                         -------------------------
     General and administrative expense                       22,561        21,788

Loss on foreclosed real estate                                   429           460
                                                         -------------------------
     Income before income taxes                               13,997        12,647

Income taxes                                                   4,994         4,449
                                                         -------------------------
     NET INCOME                                          $     9,003   $     8,198
                                                         =========================

EARNINGS PER SHARE:
  Primary                                                $      0.46   $      0.40
  Fully diluted                                                 0.46          0.40
                                                         =========================

DIVIDENDS PER SHARE                                      $     0.075   $     0.075
                                                         =========================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Unrealized               Borrowings    Unearned
                                                         Gain/(Loss)             By Employee    Employee
                    Common Stock                             on        Pension      Stock        Stock                  Total
                 ------------------  Paid-In  Retained  Securities,  Adjustment,  Ownership    Ownership   Treasury  Stockholders'
                   Shares    Amount  Capital  Income   Net of Taxes  Net of Taxes   Plan      Plan Shares   Stock       Equity
                 ---------------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1993    19,683,981    $197  $136,609  $210,215      $4,594    ($46)     ($4,240)  $    --          $   --    $347,329
Stock option
  exercises          14,994      --       214        --          --      --           --         --              --        214
Net Income               --      --        --     8,198          --      --           --         --              --      8,198
Cash dividends
  paid to
  stockholders
  ($0.075 per
  share)                 --      --        --    (1,461)         --      --           --         --              --     (1,461)
Change in
  unrealized
  gain/(loss) on
  securities,
  net of tax                                                 (3,388)     --           --         --             --     (3,388)
Repayment of ESOP
  borrowing              --      --        --        --          --      --          178         --             --        178
Adoption of SOP
  93-6                   --      --        --        --          --      --        2,883     (2,883)            --         --
Treasury stock
  purchases          (4,000)     --        --        --          --      --           --         --            (70)       (70)
- -------------------------------------------------------------------------------------------------------------------------------
Balance at
Mar. 31, 1994    19,694,975    $197  $136,823  $216,952      $1,206    ($46)     ($1,179)   ($2,883)          ($70)  $351,000
===============================================================================================================================


Balance at
Dec. 31, 1994    18,781,480    $198  $138,039  $238,929     ($3,531)   $ --      ($1,000)   ($2,883)      ($18,355)  $351,397
Stock option
  exercises          13,587      --       239        --          --      --           --         --             --        239
Net Income               --      --        --     9,003          --      --           --         --             --      9,003
Cash dividends
  paid to
  stockholders
  ($0.075 per
  share)                 --      --        --    (1,377)         --      --           --         --             --     (1,377)
Change in
  unrealized
  gain/(loss) on
  securities,
  net of tax             --      --        --        --       2,231      --           --         --             --      2,231
Treasury stock
  purchases        (232,000)     --        --        --          --      --           --         --         (4,246)    (4,246)
- -------------------------------------------------------------------------------------------------------------------------------
Balance at
Mar. 31, 1995    18,563,067    $198  $138,278  $246,555     ($1,300)   $ --      ($1,000)   ($2,883)      ($22,601)  $357,247
===============================================================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three Months Ended Mar. 31
                                                               ---------------------------
Dollars in thousands                                               1995          1994
- ------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                    $      9,003  $      8,198
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                        650         1,950
      Provision for losses on foreclosed real estate                   256           200
      Provision for depreciation                                     1,565         1,215
      Assets originated and acquired for sale                       (4,991)      (28,671)
      Sale of assets held for sale                                   2,621        38,949
      (Increase) decrease in accrued interest receivable               309        (1,325)
      Decrease in prepaid expenses and other assets                  1,306         1,584
      Increase in other liabilities                                  9,243         2,218
      Net amortization of yield adjustments                            132        (1,757)
      Other items, net                                                (605)        1,201
- -----------------------------------------------------------------------------------------
  Net cash provided by operating activities                         19,489        23,762
- -----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                            68,440       150,940
Loans originated and purchased for investment                      (81,104)     (114,055)
Loans receivable sold                                                   --         1,270
Principal repayments on available-for-sale mortgage-
 backed securities                                                   5,986        26,403
Principal repayments on held-to-maturity mortgage-
 backed securities                                                  27,648        40,445
Purchase of available-for-sale mortgage-backed securities          (12,240)           --
Purchase of held-to-maturity mortgage-backed securities                 --      (277,279)
Sale of available-for-sale mortgage-backed securities               56,887         9,941
Maturities of available-for-sale marketable-debt securities             --         2,000
Purchase of available-for-sale marketable-debt securities               --       (20,000)
Purchase of held-to-maturity marketable-debt securities                 --       (30,695)
Additions to real estate                                            (2,612)       (2,604)
Real estate sold                                                     1,705         2,434
Sale of Federal Home Loan Bank stock                                    --         1,443
Purchase of office properties and equipment                         (1,826)       (1,217)
Proceeds from sales of office properties and equipment                   2           585
- -----------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                  62,886      (210,389)
- -----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from sales of certificates of deposit                      93,139        67,141
Payments for maturing certificates of deposit                      (80,861)     (158,819)
Net increase (decrease) in remaining  deposits                     (45,257)       90,740
Increase in long-term borrowings                                        --        50,000
Repayment of long-term borrowings                                   (4,953)           --
Decrease in short-term borrowings, net                                (905)         (192)
Dividends paid to stockholders                                      (1,377)       (1,461)
Net proceeds from exercise of stock options                            239           214
Purchase of treasury stock                                          (4,246)          (70)
Decrease in advance payments by borrowers
   for taxes and insurance                                            (419)         (733)
- -----------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                 (44,640)       46,820
- -----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    37,735      (139,807)
Cash and cash equivalents at beginning of period                   159,948       336,331
- -----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    197,683  $    196,524
=========================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                              $     24,301  $     24,789
   Interest paid on deposits                                         2,827         2,523
- ----------------------------------------------------------------------------------------
   Total interest paid on deposits                                  27,128        27,312
========================================================================================

   Interest paid on borrowings                                       8,333         1,639
   Income taxes paid, net                                            1,449           (81)
   Real estate acquired through foreclosure                          1,800         6,846
========================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three-month period ended Mar. 31, 1995 are not necessarily indicative of the results expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc. and St. Paul Financial Development Corporation. The financial statements of St. Paul Federal include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

3. At Mar. 31, 1995, the Bank had outstanding commitments to originate 1-4 family real estate loans of $25.9 million. Of these commitments, $24.1 million were for adjustable-rate loans and $1.8 million were for fixed-rate loans.
Most of these commitments expire after sixty days. Also, the Bank had commitments to originate $1.2 million of adjustable rate 1-4 family construction loans. In addition, the Bank had outstanding commitments to originate $2.4 million of adjustable rate mortgage loans secured by multifamily apartments. Unused home equity lines of credit totaled $45.1 million as of Mar. 31, 1995. The Bank anticipates funding originations with liquidity.

At Mar. 31, 1995, the Bank held a commitment to purchase $27.9 million of multifamily loan participations from the Resolution Trust Corporation.

The Bank held commitments, at Mar. 31, 1995, to sell $3.2 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain, market value losses, if any, related to these commitments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), Illinois' largest independent savings institution. At Mar. 31, 1995, the Company reported total assets of $4.1 billion and the Bank operated 52 full-service branches in the Chicago metropolitan area. The branch network comprises 35 full-size offices and 17 banking offices located in Omni(R) and Cub(R) supermarkets. In addition, the Bank operated 178 automated teller machines (ATMs), the second largest network in Chicago. The Bank also services 167,000 checking accounts and 28,000 loans at Mar. 31, 1995. The Federal Deposit Insurance Corporation ("FDIC") insures the deposit accounts of the Bank.

    Both the Company and the Bank continued to operate other wholly owned subsidiaries during 1995, including St. Paul Financial Development Corporation, Annuity Network, Inc., St. Paul Service, Inc. and Investment Network, Inc. As of Mar. 31, 1995, Investment Network, Inc. manages $351 million of investments and Annuity Network, Inc. manages $297 million in annuity contracts.

     Generally, the Bank reinvests funds obtained from its retail banking facilities in loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank focuses most of its current lending activities on the origination and purchase of various mortgage products secured by 1-4 family residential properties through its retail banking offices and local loan origination correspondents. The Bank also utilizes a correspondent loan program to originate 1-4 family mortgages outside the Chicago metropolitan area, primarily in the states of Illinois, Wisconsin, Indiana, Michigan, Ohio, and Minnesota. The retail banking offices offer a variety of consumer loan products, including home equity loans, secured lines of credit, education, auto and credit card loans.(1)

     The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 120 units located within a 100 mile radius of the Chicago metropolitan area. During 1995, the Bank began providing construction financing to experienced residential land developers and home builders in the


- ----------------------

    (1) The credit card product is offered by the Bank through an agency agreement with another lender.

Chicago metropolitan area. The Bank also originates mortgage loans to facilitate the sale of multifamily, and occasionally, commercial real estate owned by the Bank. Periodically, the Bank will also repurchase multifamily loans sold with recourse.

     Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multifamily real estate and to a lesser extent, loans secured by commercial real estate. At Mar. 31, 1995, $977.7 million or 23.8% of total assets were comprised of loans secured by multifamily real estate properties, of which $542.8 million or 13.2% of total assets represents multifamily loans secured by real estate located in California. Also, $62.9 million or 1.5% of the Company's total assets at Mar. 31, 1995 included loans secured by commercial real estate, other than multifamily.

     The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities. The Bank classifies investment securities as either available for sale or held to maturity under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Earnings of the Bank are susceptible to interest rate risk to the extent that the Bank's deposits and borrowings reprice on a different basis and in different periods than its securities and loans. The Bank tries to structure its balance sheet to reduce its exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels that do not jeopardize the financial safety and soundness of the institution.

     Changes in real estate market values also affect the Bank's earnings.
As changes occur in the forces of supply and demand for real estate, the economic conditions of real estate markets, and interest rates, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT" for further details.

     In April 1995, St. Paul Bancorp filed an application with the Office of the Comptroller of the Currency for a de novo commercial bank charter. This application was precipitated by the scheduled drop in FDIC insurance rates for commercial banks. Management's current intention is to operate a commercial bank side by side with St. Paul Federal Bank For Savings. Management hopes that legislative action will converge the FDIC premium rates for thrifts and commercial banks making the commercial bank charter unnecessary.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.11 billion at Mar. 31, 1995 compared to $4.13 billion at Dec. 31, 1994, a decrease of $24.2 million or 0.6%. Lower MBS balances of $75.9 million were partly offset by a $37.7 million increase in cash and cash equivalents and a $9.3 million increase in loans receivable.

     Cash and cash equivalents totaled $197.7 million at Mar. 31, 1995 compared to $159.9 million at Dec. 31, 1994, an increase of $37.7 million or 23.6%. During March 1995, $56.9 million of available for sale MBS were sold which provided most of the increase in cash and cash equivalents since year-end 1994. The Bank invested proceeds from the sale into federal funds and other MBS purchases. A portion of the proceeds will be used to fund the purchase of loan participations in April 1995. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further detail.

     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $100.2 million at Mar. 31, 1995, relatively unchanged from Dec. 31, 1994. The weighted average yield earned on the marketable-debt security portfolio was 5.11% at Mar. 31, 1995 compared to 5.04% at Dec. 31, 1994. Upward repricing on $20 million of medium term agency securities produced the increase in the weighted average yield since year-end 1994. Most of the marketable-debt securities are classified as held to maturity under SFAS No. 115. At Mar. 31, 1995, the Company recorded an unrealized loss of $892,000 on available for sale marketable-debt securities compared to an unrealized loss of $1.6 million at Dec. 31, 1994. A decline in medium term market interest rates since Dec. 31, 1994 provided most of the improvement in value on the available for sale marketable-debt securities.

     MBS totaled $1.05 billion at Mar. 31, 1995, $75.9 million or 6.7% lower than the $1.13 billion of MBS at Dec. 31, 1994. The sale of $56.9 million of fixed rate available for sale MBS and principal repayments of $33.6 million during the first quarter of 1995 produced the decline in balance. The purchase of $12.2 million of adjustable rate, available for sale securities partly offset these decreases. See "COMPARISON OF THREE MONTHS ENDED MAR. 31, 1995 AND 1994" for further discussion of the $837,000 gain recorded on the sale of MBS. The weighted average yield on the MBS portfolio was 6.13% at Mar. 31, 1995 compared to 6.02% at Dec. 31, 1994. Favorable repricing on adjustable rate MBS produced the higher weighted average yield at Mar. 31, 1995.(2)

     Similar to the marketable-debt securities portfolio, most of the MBS
portfolio is classified as held to maturity under SFAS No. 115.   At Mar. 31,
1995, the Company recorded an unrealized loss on its available for sale MBS of $1.3 million compared to an unrealized loss of $4.1 million at Dec. 31, 1994. The decrease in the unrealized loss was associated with lower medium term market interest rates at Mar. 31, 1995 compared to year-end 1994.

     At Mar. 31, 1995, 67% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates). In comparison, 63% of the MBS portfolio had adjustable rate characteristics at Dec. 31, 1994. Some securities may not fully reprice in response to higher market interest rates because they contain periodic and lifetime interest rate caps.

     Loans receivable totaled $2.62 billion at Mar. 31, 1995 compared to $2.61 billion at Dec. 31, 1994, an increase of $9.2 million or 0.4%. Loans originated for investment outpaced loan repayments during the first three months of 1995, allowing the slight increase in loans receivable balances since Dec. 31, 1994. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average yield on loans receivable was 7.52% at Mar. 31, 1995, relatively unchanged from Dec. 31, 1994. A modest level of upward repricing in the loan portfolio was offset by the origination of loans at weighted average yields below the portfolio average and the repayment of older, higher yielding loans. At Mar. 31, 1995, 75% of the loan portfolio had adjustable rate characteristics, compared to 77% at Dec. 31, 1994.

     Deposits totaled $3.20 billion at Mar. 31, 1995, $33.0 million or 1.0% lower than the deposit balances of $3.23 billion at Dec. 31, 1994. At Mar. 31, 1995, the weighted average cost paid on deposits was 4.11% compared to 3.85% at Dec. 31, 1994. As interest rates increased in recent months, many customers pursued higher yielding investments. Management has balanced its efforts to retain deposit balances while holding down deposit interest costs. Although deposit interest costs have increased significantly since year-end 1994, the Company's deposit costs are significantly below its competitors, according to certain


- ----------------------

     (2) The weighted average yield would have been 12 basis points higher if not for the sale of fixed rate MBS.

industry surveys.

     Total borrowings, which include FHLB advances, totaled $487.1 million at Mar. 31, 1995, or $5.9 million lower than the $492.9 million of balances at Dec. 31, 1994. The composition of short-term versus long-term borrowings remained relatively unchanged at Mar. 31, 1995 compared to Dec. 31, 1994. The combined weighted average cost paid on borrowings was 6.77% at Mar. 31, 1995 compared to 6.68% at Dec. 31, 1994. See "CASH FLOW ACTIVITY" for further discussion.

     Stockholders' equity of the Company was $357.2 million at Mar. 31, 1995 or 8.70% of average assets during the first three months of 1995. In comparison, stockholders' equity at Dec. 31, 1994 was $351.4 million or 8.95% of average assets for the year-ended Dec. 31, 1994. The $5.9 million growth in stockholders' equity during the three months ended Mar. 31, 1995 primarily resulted from $9.0 million of net income and a $2.2 million improvement in value on available for sale securities(3), partly offset by the acquisition of $4.2 million of the Company's common stock and $1.4 million of dividend payments. See "REGULATORY CAPITAL REQUIREMENT" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

     During the first three months of 1995, the Company acquired 232,000 shares of its outstanding common stock, at a weighted average cost per share of $18.30. The Company acquired these shares under a stock repurchase program that began in July 1994. As of Mar. 31, 1995, the Company had repurchased a total of 959,975 shares under the July 1994 repurchase program(4), bringing the total number of shares acquired under all repurchase programs to 1,235,925 shares. Management's primary objective in reacquiring its shares was to increase return on equity and earnings per share for those shares that remain outstanding. Management continues to evaluate the feasibility of additional repurchase programs. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

     See "CREDIT" for discussion of foreclosed real estate balances.





- ----------------------

     (3) Under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in 1993, adjustments to the market value of available for sale securities are recorded directly to stockholders' equity and are not recorded on the Consolidated Statements of Income until the securities are sold.


     (4) On April 5, 1995, the Company purchased an additional 4,447 shares of its common stock to complete the July 1994 repurchase program.

REGULATORY CAPITAL REQUIREMENT

     Office of Thrift Supervision ("OTS") regulatory capital requirements for federally-insured institutions such as the Bank include minimum ratios of core and tangible capital to adjusted total assets of 3.0% and 1.5%, respectively. Savings institutions also must maintain a ratio of total regulatory capital to risk-weighted assets of 8.0%. Total regulatory capital for purposes of the risk-based capital requirements consist of core capital and supplementary capital (to the extent supplementary capital does not exceed core capital). Supplementary capital includes such items as general valuation allowances ("GVAs") on loans receivable, subject to certain limitations.

     During the first quarter of 1995, the Bank continued to exceed the core, tangible, and risk-based capital requirements by wide margins. The following table presents the Bank's regulatory capital position as of Mar. 31, 1995 and Dec. 31, 1994:
=======================================================================

                                        MAR. 31, 1995
- -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital        Capital         Capital
- -----------------------------------------------------------------------
Actual percentage                8.69%           8.69%          16.76%
Required percentage              3.00            1.50            8.00
- -----------------------------------------------------------------------
Excess percentage                5.69%           7.19%           8.76%
=======================================================================
Actual capital               $352,881        $352,881        $381,427
Required capital              121,882          60,941         181,024
- -----------------------------------------------------------------------
Excess capital               $230,999        $291,940        $199,403
=======================================================================

                                           DEC. 31, 1994
- -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital         Capital         Capital
- -----------------------------------------------------------------------
Actual percentage                8.51%           8.51%          16.65%
Required percentage              3.00            1.50            8.00
- -----------------------------------------------------------------------
Excess percentage                5.51%           7.01%           8.65%
=======================================================================
Actual capital               $347,837        $347,837        $376,201
Required capital              122,654          61,327         180,786
- -----------------------------------------------------------------------
Excess capital               $225,183        $286,510        $195,415
=======================================================================

     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Mar. 31, 1995:

                                                               Mar. 31,
Dollars in thousands                                            1995
- -----------------------------------------------------------------------
Stockholders' equity of the Company                            $357,247
Less: capitalization of the Company's
      subsidiaries other than the Bank                          (10,292)
Less: capitalization of the Company                               7,720
- -----------------------------------------------------------------------
Stockholder's equity of the Bank                                354,675
Plus: unrealized loss on
      available for sale securities                               1,297
Less: investments in non-includable
      subsidiaries                                               (1,477)
Less: intangible assets                                          (1,614)
- -----------------------------------------------------------------------
Tangible and core capital                                       352,881
Plus: allowable GVAs                                             28,546
- -----------------------------------------------------------------------
Risk-based capital                                            $ 381,427
=======================================================================

     During the first three months of 1995, the Bank's core and tangible capital ratios increased 18 basis points. The Bank's net income during the first quarter of 1995, net of dividends paid to St. Paul Bancorp, produced the increase in the ratios. A slight decrease in regulatory assets also contributed to a higher ratio. The Bank's risk-based capital ratio increased 11 basis points during the first three months of 1995. The Bank's net income during the first quarter of 1995, net of dividends paid to St. Paul Bancorp, also improved the risk-based capital ratios. However, a small increase in risk-weighted assets partly offset the growth in the risk-based capital ratio. An increase in off-balance sheet commitments, which have no impact on regulatory assets, caused risk-weighted assets to increase while total assets actually declined.

     The OTS has issued notice of a proposed regulation that would require all but the most highly-rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5%. The Bank's excess core capital would have been $190.4 million, if it had to meet a 4% core capital ratio as of Mar. 31, 1995, versus $231.0 million of excess core capital under current requirements.

     In 1993, the OTS issued a regulation that adds an interest rate risk component to the risk-based capital requirement for "excess interest rate risk." Under the new regulation, an institution is considered to have excess interest rate risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%.
If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At Mar. 31, 1995, the Bank does not have "excess interest rate risk" as defined in the OTS regulation and currently is not subject to an additional risk-based capital requirement. If the Bank would become subject to an additional capital requirement for "excess interest rate risk", then it has $199.4 million of excess risk-based capital at Mar. 31, 1995 available to meet the higher capital requirement.

     Under the Federal Deposit Insurance Corporation Improvement Act, the
OTS recently published regulations to ensure that its risk-based capital standards take adequate account of concentration of credit risk, risk from nontraditional activities, and actual performance and expected risk of loss on multifamily mortgages. These rules allow regulators to impose, on a case by case basis, an additional capital requirement above the current requirements where an institution has significant concentration of credit risk or risks from nontraditional activities.

     The OTS may establish capital requirements higher than the generally applicable minimum for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. The Bank has no such requirements.

     At Mar. 31, 1995, the Bank is considered "well capitalized" under the OTS' prompt corrective action regulations based upon ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of 8.69%, 15.45%, and 16.76%, respectively.


CASH FLOW ACTIVITY

Sources of Funds. The major sources of funds during the three month period ended Mar. 31, 1995 included $102.1 million of principal repayments on loans receivable and MBS, $93.1 million from the issuance of certificates of deposits ("CDs"), and $56.9 million from the sale of fixed rate available for sale MBS.

     Repayments of loans receivable and MBS were $102.1 million during the first three months of 1995 compared to $217.8 million in the same period in 1994, a decline of $115.7 million or 53.1%. Loan refinancing slowed significantly at the end of the first quarter of 1994 and remained low throughout 1994 and the first quarter of 1995. Management believes the repayment activity during 1995 will continue to be less than that experienced in 1994.

     Management relied heavily on CD sales as a funding source during the first quarter of 1995. Promotional activities and the rise in market interest rates since the first quarter of 1994 have attracted depositors to CDs. As a result, proceeds from the sale of CDs totaled $93.1 million in the first quarter of 1995, or $26.0 million higher than the $67.1 million of proceeds received in the same period of 1994.(5)

     The slow down in fixed rate lending since the first quarter of 1994 produced a decrease in loan sales, which totaled only $2.6 million in the first quarter of 1995 compared to $38.9 million in the same period a year ago.
Higher demand for fixed rate loans at the end of 1993, associated with historically low interest rate levels at that time, allowed fixed rate originations and related sales to remain high in the first quarter of 1994. Generally, the Bank's policy is to sell conforming, fixed rate mortgage loans in the secondary market. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details of loan origination and sale commitments.

Uses of Funds. The major uses of funds during the three months ended Mar. 31, 1995 included $81.1 million of loans originated for investment, $80.9 million of payments for maturing CDs, $45.3 million of net outflows for other deposit accounts, and $12.2 million for the purchase of MBS.

     Loans originated for investment were $81.1 million during the first quarter of 1995, or approximately 29% less than the $114.1 million of loan originations during the same period in 1994. Aggressive loan origination goals in 1994 contributed to lower origination volumes in the first quarter of 1995. Management expects loan origination volumes during 1995 to be less than 1994.

     Payments for maturing CDs decreased $78.0 million during 1995 to total $80.9 million for the three months ended Mar. 31, 1995. The Bank has encouraged depositors to maintain CD deposits through promotions and by increasing product offering rates.



- ----------------------

     (5) While the Bank has emphasized the sales of CDs, balances in savings and money market accounts have decreased, resulting in a $45.3 million net outflow in other deposit accounts during the first quarter of 1995. In contrast, the low interest rate environment of 1993 caused depositors to withdraw balances from CDs in favor of savings and money market accounts, resulting in a $90.7 million net inflow to other deposit products during the first quarter of 1994.

     MBS purchases during the first quarter of 1995 totaled $12.2 million, far less than the $277.3 million purchased during the same period in 1994. Management used liquidity that had accumulated during 1993(6) to acquire MBS during the first quarter of 1994. The Bank acquired MBS to enhance investment income and net interest income.

Holding Company Liquidity. At Mar. 31, 1995, St. Paul Bancorp, the holding company, had $17.2 million of cash and cash equivalents, which included amounts due from depository institutions, and marketable-debt securities with original maturities of less than 90 days. St. Paul Bancorp also owned $995,000 of marketable-debt securities at Mar. 31, 1995, which collaterize borrowings of the ESOP.

     Sources of liquidity for St. Paul Bancorp during the first three months of 1995 included $4.3 million of dividends from the Bank and $100,000 of dividends from Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first three months of 1995 included the acquisition of $5.3 million of St. Paul Bancorp common stock under the stock repurchase program, the payment of $1.4 million of dividends to shareholders, and the payment of $712,000 of interest on the subordinated debt issued in February of 1993. See "STATEMENT OF CONDITION" for further discussion.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At Mar. 31, 1995, the Bank had $280.0 million invested in liquid assets, which exceeded the current requirement by $108.8 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.





- ----------------------

     (6) Management also purchased $50.7 million of marketable-debt securities during the first three months of 1994 in order to reduce liquidity and enhance net interest income.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate(7) for the three months ended Mar. 31, 1995 and 1994:


                                      INCREASE/(DECREASE) DUE TO
                                   ----------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                      $5,292     $(1,027)     $4,265
Mortgage-backed securities             5,363       1,677       7,040
Marketable-debt securities              (768)        259        (509)
Federal funds                           (291)        277         (14)
Other short-term investments          (1,763)        885        (878)
                                                             --------
  Total interest income                                        9,904


CHANGE IN INTEREST EXPENSE:

Deposits                                (341)      3,422       3,081
Short-term borrowings                  3,309           0       3,309
Long-term borrowings                   3,759        (346)      3,413
                                                             -------
  Total interest expense                                       9,803
                                                             -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                               $101
                                                             =======





- ----------------------

    (7) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF THREE MONTHS ENDED MAR. 31, 1995 AND 1994


General.   Net income totaled $9.0 million compared to $8.2 million the same period in 1994. The higher level of income in 1995 was associated with a $1.3 million decline in the provision for loan losses, a $691,000 increase in non-interest income, and a $101,000 increase in net interest income. A $773,000 increase in general and administrative expenses partly offset these improvements in income. The higher level of pre-tax earnings in 1995 also produced a $545,000 increase in income tax expense.

    While net income increased by 10% in the first quarter of 1995 as compared to 1994, earnings per share increased 15% from $0.40 during the first quarter of 1994 to $0.46 per share in 1995. Earnings per share would have been $0.03 lower in 1995 if not for the 1.2 million shares of Company stock acquired through stock repurchase programs.

Net Interest Income. Comprising the $101,000 increase in net interest income was a $9.9 million increase in interest income, partly offset by higher interest expense of $9.8 million. Interest earning assets levels expanded between the two periods while the interest rate spread contracted. Average interest earning assets increased from $3.54 billion in the first quarter of 1994 to $3.93 billion in the first quarter of 1995. Management leveraged the balance sheet by acquiring loans and MBS with borrowings in 1994. Management's goal was to preserve net interest income by expanding interest earning asset levels during a period of higher interest rates and a contracting interest rate spread. The net interest margin ("NIM") declined 33 basis points from 3.34% for the first quarter of 1994 to 3.01% for the first quarter of 1995.

    Interest income on loans receivable increased $4.3 million over the first quarter of 1994. Higher loan balances, offset by lower yields, comprised the increase. Average loan balances were $2.63 billion during the first quarter of 1995 up $282.2 million over $2.35 billion during the same period in 1994. A record level of loan originations during 1994 and a significant decrease in loan repayments since the first quarter of 1994 allowed the growth in the loan portfolio. The effective yield earned on loans declined 18 basis points from the first quarter of 1994 to the first quarter of 1995, which caused a 12 basis point contraction in the NIM. The benefit to interest income provided by upward repricing of adjustable rate loans was less than the contraction in interest income caused by the repayment of older, higher yielding loans.

    Although short-term market interest rates have been rising since early 1994, the amount of repricing in the loan portfolio has been limited for
several reasons.   First, approximately 30% of the loan portfolio was at their floors during the first quarter of 1995. These assets will not reprice until their fully-indexed rates exceed the floors. On average, the fully indexed rates of these loans were below their floors by 100 basis points at Mar. 31, 1995.(8) Second, cost of funds indices comprise approximately 42% of the adjustable rate loan portfolio or 30% of the total loan portfolio. The movement in the cost of funds indices has lagged behind the movements in short-term market interest rates. For example, the National Cost of Funds index began moving upwards in June 1994, seven months after the rise in the one year Treasury bill rate. Third, the adjustable rate portfolio includes $531.0 million of loans (most of which were originated in 1994) with initial fixed interest rate periods of three to five years; these loans are not subject to repricing at this time. Finally, at Mar. 31, 1995 approximately $1.0 billion of loans receivable contain interest rate cap provisions. Interest rate caps can limit upward repricing on a periodic and life time basis. Most of the periodic interest rate caps in the Bank's portfolio are 2%.

    Interest income from MBS increased $7.0 million as a result of both higher average MBS balances and yields. Average MBS balances increased $356.1 million during the first quarter of 1995 over the first quarter of 1994. The increase





- ----------------------

    (8) The Banks still derives a significant benefit from these interest rate floors, although the size of the benefit has been substantially reduced as market interest rates moved upward. Approximately 25 basis points of the 7.47% effective loan yield, or approximately $1.7 million of interest income earned during the first quarter of 1995, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the first quarter of 1994, interest rate floors accounted for approximately 62 basis points, or $3.6 million of interest income earned during the quarter.

    At Mar. 31, 1995, approximately $547.7 million of the Bank's Nationwide loans and approximately $33.1 million of the 1-4 family loans were at their weighted average floor of 8.05%. Had the floors not been in effect on these loans, their weighted average interest yield would have been 7.05%, or 100 basis point lower, which would have lowered the Bank's Mar. 31, 1995 interest rate spread by 17 basis points. In comparison, at Dec. 31, 1994, approximately $613.4 million of Nationwide loans and $41.9 million of 1-4 family loans were at their weighted average floor of 7.94%. Had the floors not been in effect on these loans, their weighted average interest yield would have been 6.65%, or 129 basis points lower, which would have lowered the Bank's interest rate spread by 21 basis points.

in average balances was associated with the purchase of $644.2 million of MBS since March of 1994. The average yield on MBS increased from 5.41% in 1994 to 6.22% in 1995 which improved the NIM by 18 basis points. Unlike, loans receivable, repricing has been significant in the MBS portfolio. Most of the adjustable rate MBS reprice with the six-month LIBOR and the one-year constant maturity Treasury Bill. These indices track short-term interest rates better than the lagging indices of the loans receivable portfolio.

    Interest income from investments declined $1.4 million from 1994 as a result of lower average balances, partly offset by higher average yields. Average investment balances declined from $437.8 million in the first quarter of 1994 to $196.4 million in 1995. The use of liquidity to acquire MBS and loans and to fund net deposit outflows caused average balances to decline. The yield on investment improved from 3.80% in the first quarter of 1994 to 5.57% in 1995. Higher short-term market rates produced the higher yield, which improved the NIM by 18 basis points.

    Deposit interest expense increased $3.1 million, primarily as a result of higher rates paid on deposits. The weighted average cost of deposits jumped 43 basis points over the first quarter of 1994 and was the single most significant cause for the contraction in net interest income and the NIM. Interest rate movements during the past several years have effected the Bank's current deposit interest costs. When interest rates declined in 1993, many depositors "parked" investment funds in savings accounts to wait for more favorable rates for longer term investment. As expected, deposit balances began to decline in 1994 as market interest rates increased, a trend that continued into 1995. To help maintain deposit balances, Management focused its marketing efforts on CDs. While special promotions and generally higher offering rates on new CDs have limited the disintermediation of deposits to other non-insured investments, it increased the relative size of the Bank's CD portfolio and contributed to the increase in the weighted average cost of deposits.

    The use of borrowings to fund asset growth produced the $6.7 million increase in interest expense on borrowings and diluted the NIM. Average borrowing balances increased $426.4 million during the first quarter of 1995 as compared to the first quarter of 1994. The use of short-term borrowings to fund asset growth increased interest expense by $3.3 million between the two periods, while the use of long-term borrowings to acquire MBS also added $3.4 million in interest expense.(9)

    The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread (i.e., the difference between weighted average rates on interest bearing assets and liabilities), the relative size of interest earning assets compared to interest bearing liabilities, and asset quality.

    The interest rate spread was 2.58% at Mar. 31, 1995 compared to 2.76% at Dec. 31, 1994 and 3.19% at Mar. 31, 1994. Rising interest costs of deposits has produced the decline in the spread. Overall asset yields at Mar. 31, 1995 remain about level with Dec. 31, 1994 primarily because of nominal loan repricing.

    External forces, such as the performance of the economy, the actions of the Board of Governors of the Federal Reserve System, and market interest rates can significantly influence the size of the interest rate spread and are beyond the control of Management. In response to these forces, Management evaluates market conditions and deploys strategies that it believes will produce a sustainable and profitable interest rate spread.

    Management believes that several product related factors may continue to pressure the Company's interest rate spread in the future. First, periodic and





- ----------------------

    (9) To mitigate the interest rate risk on approximately $170 million of fixed rate MBS, the Bank borrowed approximately $35 million of fixed rate FHLB advances with put options and $135 million of floating rate borrowings hedged by a $130 million notional amount interest rate exchange agreement with a primary dealer. Under this agreement, the Bank receives a variable interest rate, based upon a referenced index, and pays a fixed amount to the counterparty. The Bank attempted to reduce its credit risk by obtaining an unconditional guarantee from the parent company of the counterparty, which is an A1/A+ rated securities dealer. The transaction was structured so as to provide the Bank with an amortizing liability (comprised of specific borrowings and the related interest rate exchange agreement) to match the duration of the MBS, at a profitable spread for five years. If interest rates rise significantly, the Bank may experience some contraction in the expected spread on the transaction as discount accretion would slow. Any resultant imbalance in funding would be provided by liquidity. If interest rates fall significantly, the Bank should experience better than expected net interest income on the transaction. The Bank can adjust the transaction by acquiring additional assets or exercising its options to repay a portion of the debt without penalty. In addition, the Bank acquired approximately $40 million of adjustable rate MBS with variable rate FHLB advances. Caps on those adjustable rate MBS impact the spread earned by the Bank on this transaction.
    During 1995, the matched funding transaction described in this footnote generated $1.0 million of net interest income and contracted the Mar. 31, 1995 interest rate spread and NIM during 1995 by approximately 14 basis points.

lifetime interest rate caps on loans and MBS held in the Bank's portfolio may limit repricing on loans and MBS. At. Mar. 31, 1995, approximately $1.0 billion of loans and $705 million of MBS contain interest rate cap provisions. If interest rates remain at their current levels, approximately $484 million of loans and $407 million of MBS are projected to hit their caps during the next twelve months. Even more of these assets will become subject to their interest rate caps if interest rates continue to rise. Most of the periodic interest rate caps in the Bank's portfolio are 2%.

    Second, the Bank has $531.0 million of "adjustable" rate loans that have initial fixed interest periods ranging from three to five years. None of these loans are scheduled to reprice during the next twelve months.

    Third, in addition to adjustable rate loans performing at initial fixed interest rates, approximately $580.7 million of adjustable rate single family and multifamily loans were at their interest rate floors at Mar. 31, 1995. If rates continue to rise, the Bank's interest expense could rise without a corresponding adjustment in interest income from these loans until the floors are surpassed. These loans will not reprice until their fully indexed weighted average rates, which was 7.05% at Mar. 31, 1995 exceeds their weighted average floor of 8.05%.

    Fourth, $841.6 million of the Company's assets, including $383.7 million of loans performing at their floors, are tied to indices whose movements lag behind movements in market interest rates.

    On the liability side, Management may continue to curtail net deposit outflow by increasing the rate paid on savings accounts or promoting certain CD products.(10) Similarly, $220.3 million of short-term borrowings used to fund general operations of the Bank may become more expensive if interest rates rise prior to the funds being repaid.

Provision for Loan Losses. The Company recorded a $650,000 provision for loan losses during the first quarter of 1995 compared to a $2.0 million provision recorded during the same period in 1994. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.





- ----------------------

   (10) However, $348.4 million of checking account balances, which are mostly noninterest bearing, help mitigate the overall effect of higher market interest rates on the Bank's deposit interest costs.

Other Income.   Other income totaled $8.0 million during the three month period ended Mar. 31, 1995, $691,000 or 9.4% higher than other income of $7.3 million recorded in the same period in 1994. Other servicing fees improved $1.3 million, primarily because of growth in the number of checking accounts, new fees and general increases in existing fees, and the expansion of the ATM network. Also, the sale $56.9 million of available for sale MBS during the first quarter of 1995 resulted in the recording of an $837,000 gain. See "CASH FLOW ACTIVITY" for additional discussion of securities sales activity.

    Revenues produced by subsidiaries were down substantially in 1995, due in large part to higher market interest rates. Revenues from discount brokerage operations declined $526,000, primarily due to a 18% decrease in trading volumes. Insurance and annuity commission decreased by $242,000, mainly the result of 34% drop in transaction volumes. Revenues from real estate development operations declined $221,000, due to a decline in sales volume and a reduction in the gross margins earned on these sales.

    Management plans to grow other income in 1995 through continued emphasis on checking and other transaction fees. Also, Management will attempt to improve annuity and discount brokerage fee income through enhanced training and marketing.

General and Administrative Expense.   General and administrative expenses
totaled $22.6 million during the first quarter of 1995, $773,000 or 3.60% higher than the first quarter of 1994. Most of the increases were associated with a $471,000 or 9.0% increase in occupancy, equipment and other office
expense, and a $335,000 or 2.8% increase in compensation and benefits.   The
increase in these costs largely resulted from the expansion of the branch network, annual salary increases, extended hours at many Bank's branch facilities, and expansion of ATM operations.

    As a retail depository institution emphasizing transaction accounts, the Company's general and administrative expenses may be higher than other institutions that do not provide such products. Nonetheless, Management of the Company remains committed to controlling general and administrative costs to help protect against declines in net income.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $429,000 during the first quarter of 1995,

$31,000 or 6.7% less than the loss during the same quarter in 1994.   A
decrease in costs to operate the REO properties, partly offset by higher provisions for REO losses, produced the decrease between the two periods. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $5.0 million or 35.7% of pre-tax income during the first three months of 1995 compared to $4.4 million or 35.2% of pre-tax income during the same quarter in 1994. Most of the increase in income tax expense was associated with the $1.4 million increase in pre-tax income between the two periods.

KEY CREDIT STATISTICS


                                         Mar. 31, 1995      Dec. 31, 1994      Dec. 31, 1993
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
- ---------------------------------------------------------------------------------------------
LOAN PORTFOLIO
- ---------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $1,552,350   60%   $1,530,132   59%   $1,190,273   51%
Multifamily units                         977,738   38       993,122   38     1,057,571   46
Commercial                                 62,878    2        63,983    3        73,029    3
Land and land development                   2,945    *           224    *        10,307    *
- ---------------------------------------------------------------------------------------------
Total mortgage loans                   $2,595,911  100%   $2,587,461  100%   $2,331,180  100%
=============================================================================================

CONSUMER LOANS
Secured by deposits                    $    2,186    9%   $    1,928    8%   $    2,300   11%
Education (guaranteed)                        346    1           584    3         2,166   11
Home improvement                              806    3           832    4         1,110    6
Auto                                       20,209   85        19,392   83        13,971   71
Personal                                      364    2           380    2           166    1
- ---------------------------------------------------------------------------------------------

Total consumer loans                   $   23,911  100%   $   23,116  100%   $   19,713  100%
- ---------------------------------------------------------------------------------------------
Total loans held for investment        $2,619,822         $2,610,577         $2,350,893
=============================================================================================

Weighted average rate                             7.52%              7.51%              7.88%
=============================================================================================

*Less than 1%

NONPERFORMING ASSETS
- --------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $    5,264    17%  $    5,584    21%  $   11,202   23%
Multifamily units                           3,806    13        3,813    14       12,908   26
Commercial                                    189     1          437     1        2,597    5
Land and land development                     ---    --          ---    --        2,406    5
- ---------------------------------------------------------------------------------------------
Total mortgage loans                        9,259    31        9,834    36       29,113   59
CONSUMER LOANS                                336     1          101     *          555    1
REAL ESTATE OWNED
1-4 family units                            5,258    17        4,585    17        4,925   10
Multifamily units                          13,660    45       10,753    40       14,998   30
Commercial                                  1,663     6        1,818     7          ---   --
Land and land development                     ---    --          ---    --          ---   --
- ---------------------------------------------------------------------------------------------
Total real estate owned                    20,581    68       17,156    64       19,923   40
- ---------------------------------------------------------------------------------------------
Total nonperforming assets             $   30,176   100%  $   27,091   100%  $   49,591  100%
=============================================================================================

*Less than 1%

                                                          Mar. 31,    Dec. 31,     Dec. 31,
                                                              1995        1994        1993
- ---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- ---------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable            0.11%         0.39%      0.56%
Net California loan charge-offs to average California
 loans receivable                                             .50          1.21       1.52
Loan loss reserve to total loans                             1.61          1.62       1.98
Loan loss reserve to nonperforming loans                   439.25        424.72     156.99
Nonperforming assets to total assets                         0.73          0.66       1.34
General valuation allowance to non-
  performing assets                                        128.50        143.24      85.41
General valuation allowance to non-
  performing assets, plus TDR's                            128.50        143.24      64.92
- ---------------------------------------------------------------------------------------------

CREDIT

LENDING

    At Mar. 31, 1995, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans and consumer loans. See "KEY CREDIT STATISTICS" for further details.

    At Mar. 31, 1995, non-performing loans totaled $9.6 million compared to $9.9 million at Dec. 31, 1994.(11) The transfer of $1.8 million of delinquent loans to REO, the repayments of $790,000 of delinquent loans, and charge-offs of $561,000 on delinquent loans were mostly offset by $2.7 million of new delinquencies.

    At Mar. 31, 1995, the Bank had a net investment of $32.7 million in loans considered impaired under the loan impairment accounting standards.(12) In comparison, the Bank had a net investment of $24.8 million in impaired loans at Dec. 31, 1994.(13) The Bank classified an additional $14.3 million of performing multifamily loans as impaired during the first quarter of 1995. Reductions in performing impaired loans consisted of 1) a recovery of equity and removal from impaired loans of a $3.2 million multifamily loan, 2) the transfer of $1.8 million of loans to REO, and 3) charge-offs on impaired loans of $1.1 million. Of the $32.7 million of impaired loans at Mar. 31, 1995, $30.9 million were performing loans. In comparison, of the $24.8 million of impaired loans at Dec. 31, 1994, $22.9 million were performing. Of total impaired loans at Mar. 31, 1995 and Dec. 31, 1994, $1.9 million were non-performing loans.





- ----------------------

   (11) Of the $9.6 million of non-performing loans at Mar. 31, 1995 and the $9.9 million of non-performing loans at Dec. 31, 1994, $1.9 million were secured by multifamily real estate located in California.


   (12) Statement of Financial Accounting Standard ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."


   (13) Of the $32.7 million of loans considered impaired at Mar. 31, 1995, $20.2 million were loans secured by real estate located in California. Of the $24.8 million of loans considered impaired at Dec. 31, 1994, $11.3 million were loans secured by real estate located in California.

    The accumulated provision for loan losses at Mar. 31, 1995 was $42.1 million compared to $42.2 million at Dec. 31, 1994, a decrease of $50,000. The following table provides activity in the accumulated provision for loan losses from Dec. 31, 1993 through Mar. 31, 1995:

                               1995                          1994
                           --------------          ---------------------------
                           Three Months            Three Months   Year Ended
Dollars in thousands       Ended March 31          Ended Mar. 31    Dec. 31
- --------------------       --------------          ---------------------------
Beginning of Period               $42,196            $46,574            $46,574
Provision for losses                  650              1,950              5,150
Charge-offs                        (2,008)            (3,466)           (10,243)
Recoveries                          1,308                 16                715
                                  -------          ----------------------------
End of Period                     $42,146            $45,074            $42,196
                                  =======          ============================


    General valuation allowances are evaluated based on a careful evaluation of the various risk components which are inherent in each of the loan portfolios, including off-balance sheet items. The risk components which are evaluated include the level of non-performing and classified assets, geographic concentrations of credit, economic conditions, trends in real estate values, the impact of changing interest rates on borrower debt service, as well as historical loss experience, peer group comparisons, and regulatory guidance.

    The loan loss provision recorded during the three months ended Mar.
31, 1995 was $650,000 compared to $2.0 million during the three months ended Mar. 31, 1994. Recoveries of $1.3 million during the first quarter of 1995 as well as a 42% reduction in total charge-offs allowed the Bank to retain an adequate level of valuation allowances while reducing provisions. The lower provision also reflects a reduction in classified loans, lower non-performing assets, and a lower multifamily portfolio balance. See "KEY CREDIT STATISTICS" for further details.

    As of Mar. 31, 1995, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 55.0%, lower than the ratio reported at Dec. 31, 1994 of 56.1%. The Bank has submitted a plan to the OTS to reduce the ratio of classified assets to tangible capital and general loan loss reserves to less than 50% by June 30, 1995.

    The adequacy of the accumulated provision for loan losses is approved on a quarterly basis by the Loan Loss Reserve Committee ("Reserve Committee") of the Bank's Board of Directors. The accumulated provision for loan losses reflects Management's best estimate of the reserves needed to provide for impairment of multifamily and commercial real estate loans as well as other perceived credit
risks of the Bank.   However, actual results could differ from this estimate
and future additions to the reserves may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's accumulated provision for losses on loans. Such regulators have the authority to require the Bank to recognize additions to the reserves at the time of their examinations.

    Loan charge-offs declined during the current year. During the first three months of 1995, $700,000 of net charge-offs were recorded compared to $3.5 million during the same period in 1994. Most of these charge-offs related to the Bank's nationwide multifamily and commercial real estate loan portfolio. Net loan charge-offs to average loans receivable totaled 0.11% during the first three months of 1995. In comparison, the Company's net charge-offs in 1994 and 1993 were equivalent to 0.39% and 0.56% of average loans and REO, respectively. See "KEY CREDIT STATISTICS" for further details.

    Comprising the Bank's $700,000 of net loan charge-offs in the first three months of 1995 were $1.7 million of charge-offs on loans considered impaired under SFAS No. 114. These items were partly offset by $1.3 million of recoveries on multifamily loans located in Colorado and Washington.

OTHER REAL ESTATE OWNED ("REO")

    REO totaled $20.6 million at Mar. 31, 1995 compared to $17.2 million at the end of 1995.(14) The transfer of one loan secured by multifamily real estate totaling $1.8 million to REO, capital additions to existing REOs totaling $1.1 million, and higher 1-4 family REO assets produced the $3.4 million increase in REO during the first quarter of 1995.

    The accumulated provision for real estate losses totaled $2.3 million at Mar. 31, 1995 compared to $2.0 million at Dec. 31, 1994. In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date.





- ----------------------

    (14) Of the $20.6 million of REO at Mar. 31, 1995, $5.9 million were multifamily properties located in California. Of the $17.2 million of REO at Dec. 31, 1994, $4.1 million were multifamily properties located in California.

After foreclosure, the accumulated provision for foreclosed real estate losses is used to establish SVA on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                Three months ended Mar. 31,
Dollars in thousands                    At Mar. 31, 1995                    1995                            1994
- ----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
- ----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)       $100,205    5.11%     $101,209      $1,269     5.09%   $165,151    $1,778     4.37%
   Trading account                          ---       --          ---          --        --          111         1     3.65
   Federal funds                           72,700    6.27        30,180         443     5.95      58,578       457     3.16
   Other investments (c)                   65,769    6.06        65,012         986     6.15     213,939     1,863     3.53
- ----------------------------------------------------------------------------------------------------------------------------
Total investments                         238,674    5.73       196,401       2,698     5.57     437,779     4,099     3.80
Mortgage-backed securities (b)          1,050,670    6.13     1,105,888      17,184     6.22     749,756    10,144     5.41
Loans receivable (d)                    2,632,347    7.52     2,631,631      49,170     7.47   2,349,415    44,905     7.65
- ----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $3,921,691    7.04%   $3,933,920     $69,052     7.03% $3,536,950   $59,148     6.70%
============================================================================================================================

Deposits:
   Interest bearing checking             $237,113    1.79%     $236,330      $1,065     1.83%   $241,864    $1,113     1.87%
   Noninterest bearing checking           111,303     --        109,058        --       --        96,685      --        --
   Other noninterest bearing accounts      25,819     --         28,439        --       --        44,623      --        --
   Money market accounts                  222,372    3.12       234,774       1,804     3.12     298,988     1,992     2.70
   Savings accounts                       733,008    2.41       748,377       4,505     2.44     810,549     5,035     2.52
   Certificates of deposit              1,870,309    5.48     1,840,220      23,915     5.27   1,743,105    20,068     4.67
- ----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,199,924    4.11     3,197,198      31,289     3.97   3,235,814    28,208     3.54
Borrowings:
   Short-term borrowings (e)              220,275    6.52       218,164       3,315     6.16         374         6     6.51
   Long-term borrowings (e)               266,794    6.96       272,029       4,829     7.20      63,458     1,416     9.05
- ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          487,069    6.77       490,193       8,144     6.74      63,832     1,422     9.03
- ----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,686,993    4.46%   $3,687,391     $39,433     4.34% $3,299,646   $29,630     3.64%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities      $234,698              $246,529                         $237,304
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.06                  1.07                             1.07
============================================================================================================================

Net interest income                                   -                     $29,619                        $29,518
============================================================================================================================
Interest rate spread                                 2.58%                              -                               -
============================================================================================================================

"Average" interest rate spread                        -                                 2.69%                          3.06%
============================================================================================================================

Net yield on average earning assets                   -                                 3.01%                          3.34%
============================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual.
(e) Includes FHL Bank advances, floating rate notes, other borrowings, subordinated capital notes. The ESOP loan is excluded in periods prior to 1994.

ASSET/LIABILITY REPRICING SCHEDULE

                                                                   at Mar. 31, 1995
                                       ----------------------------------------------------------------------------------
                                       Weighted                               More than 6
                                        Average             % of    6 Months   months to                           Over
                                         Rate    Balance    Total    or less     1 year    1-3 years  3-5 years   5 years
- -------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
Investments:(a)
  Adjustable rate                       5.97%     $94,824      2%     $85,183     $9,641        -          -          -
  Fixed rate                            5.57      143,850      4       43,907        -       60,114      9,983     29,846
Mortgage-backed securities:(b)
  Adjustable rate                       5.64      703,444     18      336,200    367,244        -          -          -
  Fixed rate                            7.14      347,226      9       18,681        659     77,625     53,940    196,321
Mortgage loans:(b)
  Adjustable and renegotiable rate      7.31    1,995,112     51    1,115,447    325,741    339,146    214,778        -
  Fixed rate                            8.24      600,799     15       45,464     41,110    178,140    106,769    229,316
Consumer loans (b)                      7.33       23,911      1        3,841      2,239      7,165      5,342      5,324
Assets held for sale                    8.04       12,525      *       12,525        -          -          -          -
                                        ----------------------------------------------------------------------------------
  Total rate sensitive assets           7.04%  $3,921,691    100%  $1,661,248   $746,634   $662,190   $390,812   $460,807
                                        ==================================================================================
RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                     1.14%    $373,631     10%    $100,048    $21,352    $69,994    $50,571   $131,666
  Savings accounts                      2.41      733,149     20      241,867     46,407    145,741     97,996    201,138
  Money market deposit accounts         3.12      222,835      6      222,835        -          -          -          -
  Fixed-maturity certificates           5.48    1,870,309     51    1,054,006    297,511    319,908    133,629     65,255
                                        ---------------------------------------------------------------------------------
                                        4.11    3,199,924     87    1,618,756    365,270    535,643    282,196    398,059
Borrowings:
  FHLB advances                         6.44      331,959      9      330,275         -         599        -        1,085
  Other borrowings                      7.31      138,710      4      103,883     33,543      1,284        -          -
  Mortgage-backed note                  8.82       16,400      *          -           -         -       16,400        -
                                        --------------------------------------------------------------------------------
                                        6.77      487,069     13      434,158     33,543      1,883     16,400      1,085
                                        ---------------------------------------------------------------------------------
  Total rate sensitive liabilities      4.46%  $3,686,993    100%  $2,052,914   $398,813   $537,526   $298,596   $399,144
                                        ==================================================================================
Excess (deficit) of rate sensitive
assets over rate sensitive liabilities
(GAP)                                   2.58%    $234,698           $(391,666)  $347,821   $124,664    $92,216    $61,663
                                        =================================================================================
Cumulative GAP                                                      $(391,666)  $(43,845)   $80,819   $173,035   $234,698
Cumulative GAP to total assets without
  regard to hedging transactions                                         9.54%     -1.07%      1.97%      4.21%      5.71%
Cumulative GAP to total assets with
  impact of hedging transactions                                        -5.94%      2.29%      5.14%      4.21%      5.71%

 *  Less than one percent.
(a) Includes investment in FHLB stock.
(b) Excludes accrued interest and accumulated provisions for loan losses.

    The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 10% per year; adjustable rate mortgage loans on single family residences and loan securities were estimated to prepay at a rate of 10% per year; fixed rate loans and loan securities were estimated to prepay at a rate of 8% per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate. Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year. Most of the regular savings accounts were estimated to be withdrawn at rates between 18% and 26% per year, although for some of the accounts, Management assumed an even faster rate. Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 10% because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

PART II. --  OTHER INFORMATION
ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11, Statement re: Computation of Per Share Earnings.

(b)      Exhibit 27, Financial Data Schedule.

(c) (i) The Company filed a current report on Form 8-K on January 18, 1995 announcing the Company's intent to extend, until June 1995, its stock repurchase program that allows the Company to repurchase up to 5%, or 964,422 shares, of its common stock outstanding at June 30, 1994.

         (ii) The Company filed a current report on Form 8-K on March 14, 1995 related to the scheduled date and the record date for the 1995 annual meeting of shareholders.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                               ----------------------------------------
                                             (Registrant)


Date: May 12, 1995            By:    /s/ Joseph C. Scully
                                 ------------------------------------
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: May 12, 1995            By:     /s/ Robert N. Parke
                                 ------------------------------------
                                          Robert N. Parke
                               Senior Vice President and Treasurer
                                  (Principal Financial Officer)