Form 10-Q
period 1995-06-30
ST PAUL BANCORP INC
filed 1995-08-11
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                                       or

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

     Common Stock, $.01 par value -- 18,643,721 shares, as of July 28, 1995

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1995 and Dec. 31, 1994 . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  4

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  . . . . . . . .  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  8





PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holder  . . . . . . . . . . . . . .  . . . . . . . . 40

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . 40

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . 42

          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . 43

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                            June 30,        Dec. 31,
Dollars in thousands                                                          1995            1994
- -----------------------------------------------------------------------------------------------------

ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                   $   96,539    $  104,563
    Federal funds sold                                                      34,200        18,100
    Short-term cash equivalent securities                                   21,557        37,285
                                                                        ------------------------
    Total cash and cash equivalents                                        152,296       159,948

  Marketable-debt securities
    (Market: June 30, 1995-93,908; Dec. 31, 1994-$95,773)                   94,894        99,643

  Mortgage-backed securities
    (Market: June 30, 1995-$1,030,871; Dec. 31, 1994-$1,066,793)         1,048,707     1,126,617

  Loans receivable                                                       2,632,435     2,610,577
  Less:  accumulated provision for loan losses                              41,232        42,196
                                                                        ------------------------
    Net loans receivable                                                 2,591,203     2,568,381

  Loans held-for-sale, at lower of cost or market
    (Market: June 30, 1995-$15,079; Dec. 31, 1994-$10,157)                  15,056        10,155
  Accrued interest receivable                                               24,702        23,467
  Foreclosed real estate
    (Net of accumulated provision for losses:  June 30, 1995-$1,405;
     Dec. 31, 1994-$2,019)                                                  13,280        16,484
  Real estate held for development or investment                            15,195        16,694
  Investment in Federal Home Loan Bank stock                                36,304        29,847
  Office properties and equipment                                           44,444        44,112
  Prepaid expenses and other assets                                         32,872        36,189
                                                                        ------------------------
TOTAL ASSETS                                                            $4,068,953    $4,131,537
                                                                        ========================

LIABILITIES:
  Deposits                                                              $3,179,071    $3,232,903
  Short-term borrowings
    (FHLB advances: June 30, 1995-$125,285; Dec. 31, 1994-$120,275)        200,285       221,180
  Long-term borrowings
    (FHLB advances: June 30, 1995-$211,399; Dec. 31, 1994-$216,684)        266,558       271,747
  Advance payments by borrowers for taxes and insurance                     23,867        21,842
  Other liabilities                                                         32,546        32,468
                                                                        ------------------------

  Total Liabilities                                                      3,702,327     3,780,140

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                        --            --
  Common stock (par value $.01 per share:  authorized-40,000,000 shares;
    issued at June 30, 1995-19,853,767 shares;
    outstanding at June 30, 1995-18,613,395 shares;
    issued at Dec. 31, 1994-19,785,405 shares;                                 199           198
    outstanding at Dec. 31, 1994-18,781,480)
  Paid-in capital                                                          139,072       138,039
  Retained income, substantially restricted                                254,204       238,929
  Unrealized loss on securities, net of taxes                                 (269)       (3,531)
  Borrowings by employee stock ownership plan                               (1,000)       (1,000)
  Unearned employee stock ownership plan shares (196,350 shares)            (2,883)       (2,883)
  Treasury stock (June 30, 1995-1,240,372 shares;
      Dec. 31, 1994-1,003,925 shares)                                      (22,697)      (18,355)
                                                                        ------------------------
  Total stockholders' equity                                               366,626       351,397
                                                                        ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $4,068,953    $4,131,537
                                                                        ========================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Three months ended             Six months ended
                                                                         June 30,                      June 30,
                                                                    -----------------             -----------------
Dollars in thousands except per share amounts                      1995         1994             1995          1994
- --------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
  Loans receivable                                                 $50,463      $43,930           $ 99,633    $ 88,835
  Mortgage-backed securities                                        16,416       15,135             33,600      25,279
  Marketable-debt securities                                         1,260        1,624              2,529       3,402
  Federal funds                                                        454          307                897         764
  Other investment income                                              980          895              1,966       2,759
                                                                    -------------------            --------------------
     Total interest income                                          69,573       61,891            138,625     121,039

INTEREST EXPENSE:
  Deposits                                                          33,155       28,186             64,444      56,394
  Short-term borrowings                                              2,715          331              6,030         337
  Long-term borrowings                                               4,743        4,297              9,572       5,713
                                                                    -------------------            --------------------
     Total interest expense                                         40,613       32,814             80,046      62,444
                                                                    -------------------            --------------------

     Net interest income                                            28,960       29,077             58,579      58,595

Provision for loan losses                                              450          750              1,100       2,700
                                                                    -------------------            -------------------
     Net interest income after provision for loan losses            28,510       28,327             57,479      55,895


OTHER INCOME:
  Loan servicing fees                                                  433          363               827          712
  Other fee income                                                   5,577        4,283            10,443        7,851
  Net gain on assets sold                                               15           81               876          470
  Discount brokerage commissions                                       728          933             1,436        2,167
  Income from real estate development                                  714          564             1,160        1,231
  Insurance and annuity commissions                                    963          983             1,677        1,939
  Other                                                                 (7)          80                22          244
                                                                    -------------------           --------------------
     Total other income                                              8,423        7,287            16,441       14,614

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                    12,139       11,706            24,430       23,662
  Occupancy, equipment and other office expense                      5,589        4,873            11,293       10,106
  Advertising                                                        1,054        1,193             2,095        2,319
  Federal deposit insurance                                          2,220        2,238             4,434        4,478
  Other                                                              1,503        1,368             2,814        2,601
                                                                    -------------------           ---------------------
     General and administrative expense                             22,505       21,378            45,066       43,166

Loss on foreclosed real estate                                         227          781               656        1,241
                                                                    -------------------           ---------------------
     Income before income taxes                                     14,201       13,455            28,198       26,102

Income taxes                                                         5,172        4,835            10,166        9,284
                                                                    -------------------           ---------------------
     NET INCOME                                                    $ 9,029      $ 8,620           $18,032     $ 16,818
                                                                    ===================           =====================

EARNINGS PER SHARE:
  Primary                                                          $  0.46      $  0.42           $  0.93     $   0.82
  Fully diluted                                                       0.46         0.42              0.93         0.82
                                                                    ===================            ====================

DIVIDENDS PER SHARE                                                $ 0.075      $ 0.075           $ 0.150     $  0.150
                                                                    ===================            ====================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                           Unrealized              Borrowing   Unearned
                                                           Gain/(Loss)            by Employee  Employee
                        Common Stock                           on       Pension      Stock      Stock               Total
                   -------------------  Paid-In  Retained  Securities, Adjustment, Ownership  Ownership   Treasury Stockholders'
                     Shares    Amount   Capital   Income   Net of Tax  Net of Tax     Plan   Plan Shares    Stock    Equity
                   ----------------------------------------------------------------------------------------------------------
Balance at
December 31, 1993  19,683,981    $197  $136,609  $210,215      $4,594       ($46)    ($4,240)  $    --    $   --    $347,329

Stock option
  exercises            76,774       1     1,031        --          --         --          --         --        --      1,032

Net Income                 --      --        --    16,818          --         --          --         --        --     16,818

Cash dividends paid
  to stockholders
  ($0.15 per share)        --      --        --    (2,909)         --         --          --         --        --     (2,909)

Change in unrealized
  gain/(loss) on
  securities,
  net of tax                                                   (5,709)        --          --         --        --     (5,709)

Repayment of  ESOP
  borrowing                --      --        --        --          --         --         357         --        --        357

Adoption of SOP
  93-6                     --      --        --        --          --         --       2,883     (2,883)       --         --

Treasury stock
  purchases          (275,950)     --        --        --          --         --          --         --    (4,911)    (4,911)
- -----------------------------------------------------------------------------------------------------------------------------
Balance
June 30, 1994      19,484,805    $198  $137,640  $224,124     ($1,115)      ($46)    ($1,000)   ($2,883)  ($4,911)  $352,007
=============================================================================================================================


Balance at
December 31, 1994  18,781,480    $198  $138,039  $238,929     ($3,531)      $ --     ($1,000)   ($2,883) ($18,355)  $351,397

Stock option
  exercises            68,362       1     1,033        --          --         --          --         --        --      1,034

Net Income                 --      --        --    18,032          --         --          --         --        --     18,032

Cash dividends paid
  to stockholders
  ($0.15 per share)        --      --        --    (2,757)         --         --          --         --        --     (2,757)

Change in unrealized
  gain/(loss) on
  securities,
  net of tax               --      --        --        --       3,262         --          --         --        --      3,262

Treasury stock
  purchases          (236,447)     --        --        --          --         --          --         --    (4,342)    (4,342)
- -----------------------------------------------------------------------------------------------------------------------------
Balance
June 30, 1995      18,613,395    $199  $139,072  $254,204       ($269)      $ --     ($1,000)   ($2,883) ($22,697)  $366,626
=============================================================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six months ended June 30,
                                                          --------------------------
Dollars in thousands                                             1995          1994
- ------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $  18,032  $  16,818
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                     1,100      2,700
      Provision for losses on foreclosed real estate                  312      1,122
      Provision for depreciation                                    3,068      2,516
      Assets originated and acquired for sale                     (12,247)   (37,181)
      Sale of assets held for sale                                  7,648     54,534
      Increase in accrued interest receivable                      (1,235)    (2,636)
      Decrease in prepaid expenses and other assets                 3,318      3,893
      Increase in other liabilities                                    77      5,712
      Net amortization of yield adjustments                         3,058       (571)
      Other items, net                                             (8,661)    (6,803)
- ------------------------------------------------------------------------------------
  Net cash provided by operating activities                        14,470     40,104
- ------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                          145,858    279,020
Loans originated and purchased for investment                    (170,359)  (330,191)
Loans receivable sold                                                 133      3,191
Principal repayments on available for sale mortgage-
 backed securities                                                  8,446     42,550
Principal repayments on held to maturity mortgage-
 backed securities                                                 57,575     83,400
Purchase of available for sale mortgage-backed securities         (42,450)   (27,127)
Purchase of held to maturity mortgage-backed securities                --   (604,834)
Sale of available for sale mortgage-backed securities              56,887     15,459
Maturities of available for sale marketable-debt securities         6,000     11,000
Purchase of available for sale marketable-debt securities            (236)   (20,950)
Purchase of held to maturity marketable-debt securities                --    (30,695)
Sale of available for sale marketable-debt securities                  --     70,182
Additions to real estate                                           (4,974)    (5,276)
Real estate sold                                                   14,811     15,083
(Purchase) sale of Federal Home Loan Bank stock                    (6,457)     1,443
Purchase of office properties and equipment                        (3,400)    (3,710)
Proceeds from sales of office properties and equipment                 --        606
- ------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                 61,834   (500,849)
- ------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from sales of certificates of deposit                    165,944    143,257
Payments for maturing certificates of deposit                    (207,579)  (240,405)
Net increase (decrease) in remaining  deposits                    (12,197)    63,355
Increase in long-term borrowings                                       49    210,017
Repayment of long-term borrowings                                  (5,238)      (200)
Increase in short-term borrowings, net                            (20,895)    89,737
Dividends paid to stockholders                                     (2,757)    (2,909)
Net proceeds from exercise of stock options                         1,034      1,032
Purchase of treasury stock                                         (4,342)    (4,911)
Increase in advance payments by borrowers
   for taxes and insurance                                          2,025        919
- ------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                (83,956)   259,892
- ------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                              (7,652)  (200,853)
Cash and cash equivalents at beginning of period                  159,948    336,331
- ------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 152,296  $ 135,478
====================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                                $  55,413  $  49,562
   Interest paid on deposits                                        5,744      4,998
- ------------------------------------------------------------------------------------
   Total interest paid on deposits                                 61,157     54,560

   Interest paid on borrowings                                     16,149      4,021
   Income taxes paid, net                                          12,669      5,612
   Real estate acquired through foreclosure                         3,500     12,795
   Loans originated in connection with real estate
      acquired through foreclosure                                  6,248      7,840
=====================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results expected for the entire fiscal year.

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

3. At June 30, 1995, the Bank had outstanding commitments to originate 1-4 family real estate loans of $17.0 million. Of these commitments, $12.7 million were for adjustable-rate loans and $4.3 million were for fixed-rate loans.
Most of these commitments expire after sixty days. The Bank also had commitments to originate $618,000 of adjustable rate 1-4 family construction loans. At June 30, 1995, the Bank had outstanding commitments to originate $6.1 million of adjustable rate mortgage loans secured by multifamily apartment buildings. Unused home equity lines of credit totaled $49.3 million as of June 30, 1995. The Bank anticipates funding originations with liquidity.

The Bank held commitments, at June 30, 1995, to sell $4.3 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
      St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), Illinois' largest independent savings institution. At June 30, 1995, the Company reported total assets of $4.1 billion and the Bank operated 52 full-service branches in the Chicago metropolitan area. The branch network comprises 35 full-size offices and 17 banking offices located in Omni(R) and Cub(R) superstores. In addition, the Bank operated 176 automated teller machines (ATMs), the second largest network in Chicago. The Bank also services 172,000 checking accounts and 28,000 loans at June 30, 1995. The Federal Deposit Insurance Corporation ("FDIC") insures the deposit accounts of the Bank.

    Both the Company and the Bank continued to operate other wholly owned subsidiaries during 1995, including St. Paul Financial Development Corporation, Annuity Network, Inc., St. Paul Service, Inc. and Investment Network, Inc. As of June 30, 1995, customers maintain $352 million of investments through Investment Network, Inc. and $307 million in annuity contracts through Annuity Network, Inc.

     Generally, the Bank reinvests funds obtained from its retail banking facilities in loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank focuses most of its current lending activities on the origination and purchase of various mortgage products secured by 1-4 family residential properties through its retail banking offices and local loan origination correspondents. During the first half of 1995, the Bank began taking loan applications, on a test basis, through a "loan by phone" banking program. Management hopes to expand its banking services through the introduction of a telephone banking center in the third or fourth quarter of 1995. The Bank also uses a correspondent loan program to originate 1-4 family mortgages outside the Chicago metropolitan area, primarily in the states of Illinois, Wisconsin, Indiana, Michigan, Ohio, and Minnesota. The retail banking offices offer a variety of consumer loan products, including home equity loans, secured lines of credit, education, auto and credit card loans.(1)





__________________________________

    (1) The credit card product is offered by the Bank through an agency agreement with another lender.

         The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 120 units located within a 100 mile radius of the Chicago metropolitan area. During 1995, the Bank began providing construction financing to experienced residential land developers and home builders in the Chicago metropolitan area. The Bank also originates mortgage loans to facilitate the sale of multifamily, and occasionally, commercial real estate owned by the Bank. Periodically, the Bank will also repurchase multifamily loans sold with recourse.


     Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multifamily real estate and to a lesser extent,
loans secured by commercial real estate.    At June 30, 1995, $996.0 million or
24.5% of total assets were comprised of loans secured by multifamily real estate properties, of which $555.5 million or 13.7% of total assets represented multifamily loans secured by real estate located in California. Also, $61.5 million or 1.5% of the Company's total assets at June 30, 1995 included loans secured by commercial real estate, other than multifamily.

     The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities. The Bank classifies investment securities as either available for sale or held to maturity under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Earnings of the Bank are susceptible to interest rate risk to the extent that the Bank's deposits and borrowings reprice on a different basis and in different periods than its securities and loans. Prepayment options embedded in loans and MBS and varying demand for loan products due to changes in interest rates creates additional operating risk for the Bank in matching the repricing of its assets and liabilities. The Bank tries to structure its balance sheet to reduce its exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels that do not jeopardize the financial safety and soundness of the institution.

         Changes in real estate market values also affect the Bank's earnings. As changes occur in the forces of supply and demand for real estate, the economic conditions of real estate markets, and interest rates, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT" for further details.

         In April 1995, St. Paul Bancorp filed an application with the Office of the Comptroller of the Currency for a de novo commercial bank charter. This application was precipitated by the scheduled decline in FDIC insurance rates for members of the Bank Insurance Fund ("BIF"). Management's current intention is to operate a national bank side by side with its federal savings bank. Management hopes that legislative action will converge the FDIC premium rates for the Savings Association Insurance Fund ("SAIF") and BIF, rendering the additional bank charter unnecessary.

         In July of 1995, a solution to the pending disparity between premium rates paid by SAIF and BIF institutions was proposed by the Treasury Department to Congress. The proposal would require SAIF members, such as St. Paul Federal Bank, to pay a one-time premium of up to $0.85 per $100 of insured deposits to recapitalize the SAIF. Annual premiums would then be reduced to a level that would approximate the premiums paid by BIF members, with the SAIF and BIF insurance funds merging at some time in the future.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.07 billion at June 30, 1995 compared to $4.13 billion at Dec. 31, 1994, a decrease of $62.6 million or 1.5%. Lower MBS balances of $77.9 million and cash and cash equivalents of $7.7 million were partly offset by a $21.9 million increase in loans receivable.

     Cash and cash equivalents totaled $152.3 million at June 30, 1995 compared to $159.9 million at Dec. 31, 1994, a decrease of $7.7 million or 4.8%. See "CASH FLOW ACTIVITY" for further detail.

     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $94.9 million at June 30, 1995, $4.8 million or 4.8% lower than Dec. 31, 1994. Proceeds from maturities provided additional liquidity during the first six months of 1995. The weighted average yield earned on the marketable-debt security portfolio was 5.17% at June 30, 1995 compared to 5.04% at Dec. 31, 1994. A step up in rate of tiered, fixed rate securities produced the increase in the weighted average yield since year-end 1994. Most of the marketable-debt securities are classified as held to maturity under SFAS No.
115. At June 30, 1995, the Company recorded an unrealized loss of $283,000 on available for sale marketable-debt securities compared to an unrealized loss of $1.6 million at Dec. 31, 1994. A decline in medium term market interest rates since Dec. 31, 1994 provided most of the improvement in value on the available for sale marketable-debt securities.

     MBS totaled $1.05 billion at June 30, 1995, $77.9 million or 6.9% lower than the $1.13 billion of MBS at Dec. 31, 1994. The sale of $56.9 million of fixed rate, available for sale MBS and receipt of principal repayments produced the decline in balance. The purchase of $42.5 million of adjustable rate, available for sale MBS partly offset these declines. See "COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994" for further discussion of the $837,000 gain recorded on the sale of MBS. The weighted average yield on the MBS portfolio was 6.27% at June 30, 1995 compared to 6.02% at Dec. 31, 1994. Favorable repricing on adjustable rate MBS produced the higher weighted average yield at June 30, 1995.

   Similar to the marketable-debt securities portfolio, most of the MBS
portfolio is classified as held to maturity under SFAS No. 115.   At June 30,
1995, the Company recorded an unrealized loss on its available for sale MBS of $159,000 compared to an unrealized loss of $4.1 million at Dec. 31, 1994. The decrease in the unrealized loss was associated with lower intermediate medium term market interest rates at June 30, 1995 compared to year-end 1994.

     At June 30, 1995, 67% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates). In comparison, 63% of the MBS portfolio had adjustable rate characteristics at Dec. 31, 1994. Some securities may not fully reprice in response to higher market interest rates because they contain periodic and lifetime interest rate caps.

     Loans receivable totaled $2.63 billion at June 30, 1995 compared to $2.61 billion at Dec. 31, 1994, an increase of $21.9 million or 0.8%. Loans originated and purchased for investment outpaced loan repayments during the first six months of 1995, allowing the increase in loans receivable balances since year end 1994. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average yield on loans receivable was 7.66% at June 30, 1995, compared to 7.51% at Dec. 31, 1994, largely as a result of favorable repricing of adjustable rate mortgages. At June 30, 1995, 80% of the loan portfolio had adjustable rate characteristics, compared to 77% at Dec. 31, 1994.

     Deposits totaled $3.18 billion at June 30, 1995, $53.8 million or 1.7% lower than the deposit balances of $3.23 billion at Dec. 31, 1994. At June 30, 1995, the weighted average cost paid on deposits was 4.28% compared to 3.85% at Dec. 31, 1994. Management has balanced its efforts to retain deposit balances while holding down deposit interest costs. Although deposit interest costs have increased significantly since year- end 1994, the Company's deposit costs are significantly below its competitors, according to certain industry surveys.

     Total borrowings, which include FHLB advances, totaled $466.8 million at June 30, 1995, or $26.1 million lower than the $492.9 million of balances at Dec. 31, 1994. Short-term borrowings declined $20.9 million while long-term
borrowings declined $5.2 million.   The combined weighted average cost paid on
borrowings was 6.85% at June 30, 1995 compared to 6.68% at Dec. 31, 1994. A large amount of the Bank's adjustable rate FHLB advances are tied to lagging indices, which produced the increase in the borrowing weighted average cost since year end 1994, despite generally lower market interest rates in 1995. See "CASH FLOW ACTIVITY" for further discussion.

      Stockholders' equity of the Company was $366.6 million at June 30, 1995 or

8.98% of average assets during the first six months of 1995. In comparison, stockholders' equity at Dec. 31, 1994 was $351.4 million or 8.95% of average assets for the year-ended Dec. 31, 1994. The $15.2 million growth in stockholders' equity during the six months ended June 30, 1995 primarily resulted from $18.0 million of net income, a $3.3 million improvement in value of available for sale securities(2), and $1.0 million of equity provided by the exercise of employee stock options. The growth in equity was partly offset by the addition of $4.3 million of treasury stock and $2.8 million of dividend payments to shareholders. See "REGULATORY CAPITAL REQUIREMENT" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

         During the first six months of 1995, the Company acquired 236,447 shares of its outstanding common stock (at a weighted average cost per share of $18.36) to complete a stock repurchase program that began in July 1994. As of June 30, 1995, the number of shares acquired under all repurchase programs totaled 1,240,372 shares (at a weighted average cost per share of $18.30). Management's primary objective in reacquiring its shares was to increase return on equity and earnings per share for those shares that remain outstanding. Management continues to evaluate the feasibility of additional repurchase programs. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

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





__________________________________

    (2) Under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in 1993, adjustments to the market value of available for sale securities are recorded directly to stockholders' equity, net of taxes.

         During 1995, the Bank continued to exceed the core, tangible, and risk-based capital requirements by wide margins. The following table presents the Bank's regulatory capital position as of June 30, 1995 and Dec. 31, 1994:
=======================================================================

                                           JUNE 30, 1995
- -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital        Capital         Capital
- -----------------------------------------------------------------------
Actual percentage                8.90%           8.90%          17.29%
Required percentage              3.00            1.50            8.00
- -----------------------------------------------------------------------
Excess percentage                5.90%           7.40%           9.29%
=======================================================================
Actual capital               $357,623        $357,623        $385,607
Required capital              120,570          60,285         178,463
- -----------------------------------------------------------------------
Excess capital               $237,053        $297,338        $207,144
=======================================================================
                                           DEC. 31, 1994
- -----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital         Capital         Capital
- -----------------------------------------------------------------------
Actual percentage                8.51%           8.51%          16.65%
Required percentage              3.00            1.50            8.00
- -----------------------------------------------------------------------
Excess percentage                5.51%           7.01%           8.65%
=======================================================================
Actual capital               $347,837        $347,837        $376,201
Required capital              122,654          61,327         180,786
- -----------------------------------------------------------------------
Excess capital               $225,183        $286,510        $195,415
=======================================================================

     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at June 30, 1995:

                                                               June 30,
Dollars in thousands                                            1995
- -----------------------------------------------------------------------
Stockholders' equity of the Company                            $366,626
Less: capitalization of the Company's
      subsidiaries other than the Bank                          (10,380)
Less: capitalization of the Company                               4,095
- -----------------------------------------------------------------------
Stockholder's equity of the Bank                                360,341
Plus: unrealized loss on
      available for sale securities                                 268
Less: investments in non-includable
      subsidiaries                                               (1,464)
Less: intangible assets                                          (1,522)
- -----------------------------------------------------------------------
Tangible and core capital                                       357,623
Plus: allowable GVAs                                             27,984
- -----------------------------------------------------------------------
Risk-based capital                                             $385,607
=======================================================================


         During the first six months of 1995, the Bank's core and tangible capital ratios increased 39 basis points, while the risk-based capital ratio increased 64 basis points. The Bank's net income during the first half of 1995, net of dividends paid to St. Paul Bancorp, produced a large amount of the improvement in the ratios. A decrease in regulatory assets and risk-weighted assets also contributed to the higher ratios.

       The OTS has issued notice of a proposed regulation that would require all but the most highly-rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5%. The Bank's excess core capital would have been $196.9 million, if it had to meet a 4% core capital ratio as of June 30, 1995, versus $237.1 million of excess core capital under current requirements.

         In 1993, the OTS issued a regulation that adds an interest rate risk component to the risk-based capital requirement for "excess interest rate risk." Under the new regulation, an institution is considered to have excess interest rate risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%.
If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At June 30, 1995, the Bank does not have "excess interest rate risk" as defined in the OTS regulation and currently is not subject to an additional risk-based capital requirement. If the Bank would become subject to an additional capital requirement for "excess interest rate risk", then it has $207.1 million of excess risk-based capital at June 30, 1995 available to meet the higher capital requirement.

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

         At June 30, 1995, the Bank is considered "well capitalized" under the OTS' prompt corrective action regulations based upon ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of 8.90%, 15.97%, and 17.29%, respectively.

CASH FLOW ACTIVITY

Sources of Funds. The major sources of funds during the six months ended June 30, 1995 included $211.9 million of principal repayments on loans receivable and MBS, $165.9 million from the issuance of certificates of deposit ("CDs"), and $56.9 million from the sale of fixed rate available for sale MBS.

         Repayments of loans receivable and MBS were $211.9 million during the first half of 1995 compared to $405.0 million in the same period in 1994, a decline of $193.1 million or 47.7%. The rise in market interest rates during 1994 curtailed the level of loan refinancing activity, resulting in a steady decline in loan repayments throughout 1994 and into early 1995. While Management believes the repayment activity during 1995 will continue to be less than that experienced in 1994, loan repayments during the second quarter of 1995 were slightly higher than the first quarter.

         Management relied heavily on CD sales as a funding source during the first six months of 1995. Promotional activities and an increase in offering rates on new CD products have attracted depositors to CDs. As a result, proceeds from the sale of CDs totaled $165.9 million in the first six months of 1995, or $22.7 million higher than the $143.3 million of proceeds received in the same period of 1994.(3)

         The slow down in fixed rate lending since the beginning of 1994 produced a decrease in loan sales, which totaled only $7.6 million in the first half of 1995 compared to $54.5 million in the same period a year ago. A rise in interest rates during 1994 curtailed the demand for fixed rate loans. The demand remained low during the first half of 1995, resulting in the decline in fixed rate originations and related sales during the first six months of 1995 as compared to the same period a year ago. Generally, the Bank's policy is to sell conforming, fixed rate mortgage loans in the secondary market. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details of loan origination and sale commitments.

       During the first six months of 1995, the Bank sold $56.9 million of fixed





__________________________________

    (3) While the Bank has emphasized the sales of CDs, balances in savings and money market accounts have decreased, resulting in a $12.2 million net outflow in other deposit accounts during the first six months of 1995. In contrast, during 1994, depositors preferred savings and money market accounts while awaiting higher rate investment opportunities, resulting in a $63.4 million net inflow to non-CD deposit products during the first six months of 1994.

rate, available for sale MBS to provide additional liquidity. In comparison, during the first six months of 1994, the Bank sold $15.5 million of available for sale MBS and $70.2 million of available for sale marketable debt securities, which provided additional liquidity for MBS acquisitions and loan originations.

Uses of Funds. The major uses of funds during the six months ended June 30, 1995 included $207.6 million of payments for maturing CDs, $170.4 million of loans originated for investment, $42.5 million for the purchase of available for sale MBS, and $26.1 million of repayments of short-term and long-term borrowings.

         Payments for maturing CDs decreased $32.8 million during 1995 to total $207.6 million for the six months ended June 30, 1995. The Bank attempted to retain more of its maturing CD balances by offering depositors higher rates and other special promotions.

    Loans originated for investment were $170.4 million during the first half of 1995, or approximately 48% less than the $330.2 million of loan originations during the same period in 1994. The Bank captured a significant amount of the demand for adjustable rate mortgages in 1994 that resulted from the increase in long-term market interest rates. Management expects loan origination volumes during 1995 to be less than 1994. Although loan origination volumes have declined, the origination of home equity and consumer loans during the first six months of 1995 exceeded originations in 1994. Management hopes to continue to increase these originations by expanding the Bank's telephone banking center.

         MBS purchases during the first six months of 1995 totaled $42.5 million, far less than the $632.0 million purchased during the same period in 1994. Management also purchased $50.7 million of marketable-debt securities during the first half of 1994 compared to $236,000 in 1995. Management used borrowings and liquidity to acquire MBS during the first six months of 1994 in order to enhance investment income and net interest income.

         During the first six months of 1995, liquidity was used to reduce borrowing balances, as short-term and long-term borrowings were reduced by $26.1 million. In contrast, during the first six months of 1994, borrowing balances increased by $299.8 million. These borrowings were used to acquire MBS and fund loan originations. See "COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994 -- INTEREST EXPENSE" for further details.

Holding Company Liquidity. At June 30, 1995, St. Paul Bancorp, the holding company, had $23.2 million of cash and cash equivalents, which included amounts due from depository institutions, and marketable-debt securities with original maturities of less than 90 days. St. Paul Bancorp also owned $240,000 of marketable-debt securities at June 30, 1995, which collaterize borrowings of the ESOP.

         Sources of liquidity for St. Paul Bancorp during the first six months of 1995 included $8.8 million of dividends from the Bank and $400,000 of dividends from Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first six months of 1995 included the acquisition of $5.4 million of St. Paul Bancorp common stock under the stock repurchase program, the payment of $2.8 million of dividends to shareholders, the payment of $1.4 million of interest on the subordinated debt issued in February of 1993, and $350,000 to fund the operations of St. Paul Financial Development Corporation. See "STATEMENT OF CONDITION" for further discussion.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At June 30, 1995, the Bank had $225.5 million invested in liquid assets, which exceeded the current requirement by $57.4 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate(4) for the three months ended June 30, 1995 and 1994:

                                       INCREASE/(DECREASE) DUE TO
                                    ---------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                      $5,729     $   804      $6,533
Mortgage-backed securities            (1,410)      2,691       1,281
Marketable-debt securities              (485)        121        (364)
Federal funds                           ( 28)        175         147
Other short-term investments            (226)        311          85
                                                             --------
  Total interest income                                        7,682


CHANGE IN INTEREST EXPENSE:

Deposits                                (297)      5,266       4,969
Short-term borrowings                  2,210         174       2,384
Long-term borrowings                     183         263         446
                                                             -------
  Total interest expense                                       7,799
                                                             -------
NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                              $(117)
                                                             ========





__________________________________

    (4) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

General.   Net income totaled $9.0 million during the three month period ended
June 30, 1995, or 5% higher than the $8.6 million net income during the same period in 1994. The improvement in income was associated with a $1.1 million increase in other income, a $554,000 decline in the loss on foreclosed real estate, and a $300,000 decrease in the provision for loan losses. These improvements were partly offset by a $1.1 million or 5% increase in general and administrative expenses and slightly lower net interest income. The higher level of pretax earnings in 1995 produced most of the $337,000 increase in income tax expense.

         While net income increased by 5% in the second quarter of 1995 as compared to the same period in 1994, earnings per share increased 10% from $0.42 during the second quarter of 1994 to $0.46 per share in 1995. The acquisition of 1.2 million shares of Company stock through stock repurchase programs provided a $0.03 or 7% improvement in earnings per share in 1995.

Net Interest Income. Net interest income totaled $29.0 million during the three months ended June 30, 1995, nearly level with the same period in 1994. Between the two periods, interest expense rose $7.8 million while interest income improved by $7.7 million.

         Although average interest earning asset levels expanded between the two periods from $3.74 billion in the second quarter of 1994 to $3.88 billion in the second quarter of 1995, net interest income declined slightly due to contracting spreads. The net interest margin ("NIM") declined 13 basis points from 3.11% for the second quarter of 1994 to 2.98% for the second quarter of 1995. Much of the decline in the NIM was associated with an increase in deposit costs, as the Bank raised new offering rates on CDs in order to maintain deposit balances. Also, Management leveraged the balance sheet in recent periods by acquiring loans and MBS with borrowings. Management's goal for these leveraged transactions was to preserve net interest income and return on equity by expanding interest earning asset levels as the interest rate spread contracted.

Interest Income. Interest income on loans receivable increased $6.5 million over the second quarter of 1994. Both higher loan balances and yields produced the increase in interest income. Average loan balances were $2.65 billion during the three months ended June 30, 1995 up $301.7 million over $2.35 billion during the same period in 1994. A record level of loan originations during 1994 and a significant decrease in loan repayments since the beginning of 1994 allowed the growth in the loan portfolio. The effective yield earned on loans increased 13 basis points to 7.61% during the second quarter of 1995 from 7.48% during the second quarter of 1994. The higher effective yield was produced by upward repricing of adjustable rate loans and lower interest reserves on delinquent loans.

         Despite higher short-term market interest rates since the beginning of
1994, the loan portfolio has been slow to reprice for several reasons.   First,
approximately 27% of the loan portfolio were at their floors during the second quarter of 1995. These assets will not reprice until their fully-indexed rates exceed the floors. On average, the fully indexed rates of these loans were below their floors by 74 basis points at June 30, 1995.(5) Second, cost of funds indices comprise approximately 44% of the adjustable rate loan portfolio, or 33% of the total loan portfolio. The movement in the cost of funds indices lags behind movements in short-term market interest rates. Third, the adjustable rate portfolio includes $536.7 million of loans (most of which were originated in 1994) with initial fixed interest rate periods of three to five years; most of these loans are not subject to repricing at this time.
Finally, at June 30, 1995 approximately $1.0 billion of loans receivable contain interest rate cap provisions. Interest rate caps can limit upward
repricing on a periodic and life time basis.   Most of the periodic interest
rate caps in the Bank's portfolio are 2%.





__________________________________

    (5) The Bank derives a significant benefit from these interest rate floors, although the size of the benefit has been substantially reduced as market interest rates moved upward. Approximately 18 basis points of the 7.61% effective loan yield, or approximately $1.2 million of interest income earned during the second quarter of 1995, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the second quarter of 1994, interest rate floors added 56 basis points to the loan yield, or $3.3 million to interest income.

         At June 30, 1995, approximately $534.5 million of the Bank's nationwide loans and approximately $30.5 million of the 1-4 family loans were at their weighted average floor of 8.09%. Had the floors not been in effect on these loans, their weighted average interest yield would have been 7.35%, or 74 basis point lower, which would have lowered the Bank's June 30, 1995 interest rate spread by 11 basis points. In comparison, at Dec. 31, 1994, approximately $613.4 million of nationwide loans and $41.9 million of 1-4 family loans were at their weighted average floor of 7.94%. Had the floors not been in effect on these loans, their weighted average interest yield would have been 6.65%, or 129 basis points lower, which would have lowered the Bank's interest rate spread by 21 basis points.

         Interest income from MBS increased $1.3 million from the second quarter of 1994 to 1995. Higher effective yields on MBS was partly offset by lower average balances. The average yield on MBS increased 100 basis points from 5.30% in the second quarter of 1994 to 6.30% in second quarter of 1995.
In contrast to the loan portfolio, MBS yields benefited more substantially from favorable repricing in the MBS portfolio. Most of the adjustable rate MBS reprice with the six-month LIBOR and the one-year constant maturity Treasury Bill. These indices track short-term interest rates better than the lagging indices of the loans receivable portfolio. Average MBS balances decreased $100.4 million during the second quarter of 1995 from the second quarter of 1994. The lower average MBS balances were effected by principal repayments and the sale of $56.9 million of MBS during the first quarter of 1995. These reductions in MBS balances were partly offset by the purchase of $42.5 million of MBS during the first half of 1995.

         Interest income from investments, which includes marketable debt-securities, federal funds and other short-term investments, declined $132,000 from the second quarter 1994 as the effect of lower average balances was partly offset by the benefit of higher average yields. Average investment balances declined from $248.4 million in the second quarter of 1994 to only $189.7 million in 1995. The use of liquidity to acquire MBS and loans and to fund net deposit outflows caused average balances to decline. The yield on investments improved from 4.56% in the second quarter of 1994 to 5.70% in the second quarter of 1995. Higher short-term market rates produced the higher yield.

Interest Expense. Deposit interest expense increased $5.0 million, primarily because of higher rates paid on deposits. The weighted average cost of deposits jumped 71 basis points over the second quarter of 1994 and was the single most significant cause for the contraction in net interest income and the NIM. Interest rate movements during the past several years have affected the Bank's current deposit interest costs. When interest rates declined in 1993, many depositors "parked" investment funds in savings accounts to wait for more favorable rates for longer term investment. As expected, deposit balances began to decline in 1994 as market interest rates increased, a trend that continued into 1995. To help maintain deposit balances, Management focused its marketing efforts on CDs. While special promotions and generally higher offering rates on new CDs have limited the disintermediation of deposits to other non-insured investments, it increased the relative size of the Bank's CD portfolio and contributed to the increase in the weighted average cost of deposits.

         The use of borrowings to fund asset growth generated an additional $2.8 million of interest expense on borrowings. Average borrowing balances increased $154.5 million to total $439.8 million during the second quarter of 1995 as compared to $285.3 million during the second quarter of 1994. The use of short-term borrowings to fund loan originations and deposit runoff produced a $2.4 million increase in interest expense, while the slightly higher level of long-term borrowing balances contributed $446,000 toward the increase in borrowing interest expense. Most of the new borrowings were with the FHLB.(6)

Interest Rate Spread. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread (i.e., the difference between weighted average rates on interest bearing assets and liabilities), the relative size of interest earning assets compared to interest bearing liabilities, and asset quality.

     The interest rate spread was 2.58% at June 30, 1995 compared to 2.76% at Dec. 31, 1994 and 2.98% at June 30, 1994. Rising interest costs of deposits, partly offset by an increase in overall asset yields associated with favorable repricing in the MBS and loan portfolios, produced the decline in the spread. While the interest rate spread has decreased over the last twelve months, the





__________________________________

     (6) To mitigate the interest rate risk on approximately $170 million of fixed rate MBS, the Bank borrowed approximately $35 million of fixed rate FHLB advances with put options and $135 million of floating rate borrowings hedged by a $130 million notional amount interest rate exchange agreement with a primary dealer. Under this agreement, the Bank receives a variable interest rate, based upon a referenced index, and pays a fixed amount to the counterparty. The Bank attempted to reduce its credit risk by obtaining an unconditional guarantee from the parent company of the counterparty, which is an A1/A+ rated securities dealer. The transaction was structured so as to provide the Bank with an amortizing liability (comprised of specific borrowings and the related interest rate exchange agreement) to match the duration of the MBS, at a profitable spread for five years. If interest rates rise significantly, the Bank may experience some contraction in the expected spread on the transaction as discount accretion would slow. Any resultant imbalance in funding would be provided by liquidity. If interest rates fall significantly, the Bank should experience better than expected net interest income on the transaction. The Bank can adjust the transaction by acquiring additional assets or exercising its options to repay a portion of the debt without penalty. In addition, the Bank acquired approximately $40 million of adjustable rate MBS with variable rate FHLB advances. Caps and prepayment rates experienced on those adjustable rate MBS (which were acquired at a premium) impact the spread earned by the Bank on this transaction.

         During 1995, the matched funding transaction described in this footnote generated $2.0 million of net interest income and reduced the June 30, 1995 interest rate spread and NIM by approximately 6 basis points.

June 30, 1995 interest rate spread was level with the March 31, 1995 spread.

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

         Management believes that several product related factors may continue to pressure the Company's interest rate spread in the future. First, periodic and lifetime interest rate caps on loans and MBS held in the Bank's portfolio may limit repricing on loans and MBS. At June 30, 1995, approximately $1.0 billion of loans and $708 million of MBS contain interest rate cap provisions. If interest rates remain at their current levels, approximately $369 million of loans and $143 million of MBS are projected to hit their caps during the next twelve months. Most of the periodic interest rate caps in the Bank's portfolio are 2%.

         Second, the Bank has $536.7 million of "adjustable" rate loans that have initial fixed interest periods ranging from three to five years. Only a nominal amount of these loans are scheduled to reprice during the next twelve months.

         Third, besides adjustable rate loans performing at initial fixed interest rates, approximately $565.1 million of adjustable rate single family and multifamily loans were at their interest rate floors at June 30, 1995. While these floors provide a benefit to interest income by maintaining loan rates at their floors, during periods of rising interest rates, the Bank's interest expense could rise without a corresponding adjustment in interest income from these loans until the floors are surpassed. Currently, loans at their floors will not reprice until their fully indexed weighted average rates, which was 7.35% at June 30, 1995, exceeds their weighted average floors of 8.05%.

         Fourth, $1.0 billion of the Company's assets, including $559.7 million of loans performing at their floors, are tied to indices whose movements lag behind movements in market interest rates.

         On the liability side, Management hopes that recent declines in interest rates will slow net deposit outflows and decelerate the rise in deposit costs allowing deposit balances and costs to stabilize.(7)

Provision for Loan Losses. The Company recorded a $450,000 provision for loan losses during the second quarter of 1995 compared to a $750,000 provision recorded during the same period in 1994. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $8.4 million during the three months ended
June 30, 1995, $1.1 million or 16% higher than other income of $7.3 million recorded in the same period in 1994. Other servicing fees improved $1.3 million, primarily because of growth in the number of checking accounts, introduction of new fees and general increases in existing fees, and the expansion of the ATM network. Management expects other income in 1995 to continue to exceed 1994.

         Total revenues provided by the Company's other subsidiaries were about the same during the two quarters. Revenues from real estate development operations improved $150,000, primarily due to an increase in lot sales volume, partly offset by a lower gross margin earned on the sales. Revenues from discount brokerage activity declined $205,000 due to both a reduction in the dollar volume of transactions and a decline in the average commission per transaction. Also, lower transaction volumes, associated with an increase in competition from other investment products, such as CDs, contributed to the $20,000 decrease in insurance and annuity revenues.

General and Administrative Expense.   General and administrative expenses
totaled $22.5 million during the second quarter of 1995, $1.1 million or 5% higher than the same quarter in 1994. Most of the increases were associated with a $716,000 or 15% increase in occupancy, equipment and other office
expense, and a $433,000 or 4% increase in compensation and benefits.   The
increase in these costs largely resulted from annual salary increases, extended hours at many Bank's branch facilities, and expanded of ATM operations.

         As a retail depository institution emphasizing transaction accounts, the Company's general and administrative expenses may be higher than other institutions that do not provide such products. Nonetheless, Management of the Company remains committed to controlling general and administrative costs to help





__________________________________

    (7) However, $389.5 million of checking account balances, which are mostly noninterest bearing, help mitigate the overall effect of higher market interest rates on the Bank's deposit interest costs.

protect against declines in net income. The Company was successful in holding second quarter general and administrative expense at about the same level as the first quarter expenses. Also, Management expects that the telephone banking center will be a cost effective way of providing financial products to consumers.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $227,000 during the second quarter of 1995,
$554,000 less than the loss during the same quarter in 1994.   Lower provisions
for REO losses, partly offset by higher expenses to operate the properties, produced the decrease between the two periods. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $5.2 million or 36.4% of pretax income during the second quarter of 1995 compared to $4.8 million or 35.9% of pretax income during the same quarter in 1994. Most of the increase in income tax expense was associated with the $746,000 increase in pretax income between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS


                                                                                Three months ended June 30,
Dollars in thousands                    At June 30, 1995                    1995                            1994
- ----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
- ----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)        $94,894    5.17%      $98,081      $1,260     5.15%   $136,483    $1,624     4.77%
   Federal funds                           34,200    6.14        30,093         454     6.05      32,884       307     3.74
   Other investments (c)                   57,861    6.18        61,554         980     6.39      78,985       895     4.54
- ----------------------------------------------------------------------------------------------------------------------------
Total investments                         186,955    5.66       189,728       2,694     5.70     248,352     2,826     4.56
Mortgage-backed securities (b)          1,048,707    6.27     1,042,444      16,416     6.30   1,142,855    15,135     5.30
Loans receivable (d)                    2,647,491    7.66     2,651,331      50,463     7.61   2,349,659    43,930     7.48
- ----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $3,883,153    7.19%   $3,883,503     $69,573     7.17% $3,740,866   $61,891     6.62%
============================================================================================================================

Deposits:
   Interest bearing checking             $237,110    1.74%     $233,088      $1,069     1.86%   $240,669    $1,132     1.89%
   Noninterest bearing checking           121,025     --        118,788        --       --       104,408      --        --
   Other noninterest bearing accounts      31,995     --         29,525        --       --        39,307      --        --
   Money market accounts                  215,490    3.12       217,535       1,687     3.15     292,481     1,974     2.71
   Savings accounts                       726,275    2.41       727,523       4,396     2.45     828,686     5,187     2.51
   Certificates of deposit              1,847,176    5.83     1,858,752      26,003     5.67   1,713,265    19,893     4.66
- ----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,179,071    4.28     3,185,211      33,155     4.22   3,218,816    28,186     3.51
Borrowings:
   Short-term borrowings (e)              200,285    6.50       173,194       2,715     6.29      29,304       331     4.53
   Long-term borrowings (e)               266,558    7.11       266,621       4,743     7.14     255,993     4,297     6.73
- ---------------------------------------------------------------------------------------------------------------------------
Total borrowings                          466,843    6.85       439,815       7,458     6.80     285,297     4,628     6.51
- ----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,645,914    4.61%   $3,625,026     $40,613     4.49% $3,504,113   $32,814     3.76%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities      $237,239              $258,477                         $236,753
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.07                  1.07                             1.07
============================================================================================================================

Net interest income                                   -                     $28,960                        $29,077
============================================================================================================================
Interest rate spread                                2.58%                               -                               -
============================================================================================================================

"Average" interest rate spread                        -                                2.67%                          2.86%
============================================================================================================================

Net yield on average earning assets                   -                                2.98%                          3.11%
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

 RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate(8) for the six months ended June 30, 1995 and 1994:


                                       INCREASE/(DECREASE) DUE TO
                                   ----------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                     $11,012     $  (214)    $10,798
Mortgage-backed securities             3,633       4,688       8,321
Marketable-debt securities            (1,258)        385        (873)
Federal funds                           (321)        454         133
Other short-term investments          (2,035)      1,242        (793)
                                                             --------
  Total interest income                                       17,586


CHANGE IN INTEREST EXPENSE:

Deposits                                (638)      8,688       8,050
Short-term borrowings                  5,526         167       5,693
Long-term borrowings                   3,854           5       3,859
                                                             -------
  Total interest expense                                      17,602
                                                             -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                              $ (16)
                                                             ========





__________________________________

    (8) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994


General.   Net income for the first six months of 1995 totaled $18.0 million, or 7% higher than the $16.8 million of net income reported during the same period in 1994. The higher level of income in 1995 was associated with higher other income of $1.8 million, a $1.6 million lower provision for loan losses, and a $585,000 reduction in operating expenses for foreclosed real estate. These increases in income were partly offset by a $1.9 million increase in general and administrative expenses. The higher level of pretax earnings in 1995 generated most of the $882,000 increase in income tax expense.

         While net income increased by 7% in the first half of 1995 as compared to the same period in 1994, earnings per share increased 13% from $0.82 during the first six months of 1994 to $0.93 per share in 1995. The acquisition of
1.2 million shares of Company stock through stock repurchase programs provided a $0.06 or 7% improvements in earnings per share in 1995.

Net Interest Income. Net interest income was level between the two year to date periods at $58.6 million. A $17.6 million increase in interest income was offset by a $17.6 million increase in interest expense. Although average interest earning assets levels expanded between the two periods from $3.64 billion in the first six months of 1994 to $3.91 billion in the first six months of 1995, net interest income remained relatively unchanged due to contracting spreads. The net interest margin ("NIM") declined 22 basis points from 3.22% for the first half of 1994 to 3.00% during the same period in 1995. Much of the decline in NIM was associated with an increase in deposit costs, as the Bank raised new offering rates on CDs to maintain deposit balances. Also, Management leveraged the balance sheet in recent periods by acquiring loans and MBS with borrowings. Management's goal for these leveraged transactions was to preserve net interest income and return on equity by expanding interest earning
asset levels as the interest rate spread contracted.   See "COMPARISON OF THREE
MONTHS ENDED JUNE 30, 1995 AND 1994" for discussion of the interest rate spread.

Interest Income. Interest income on loans receivable increased $10.8 million during the first six months of 1995 compared to the same period in 1994, primarily due to higher average loan balances. Average loan balances rose $291.9 million to total $2.64 billion for the six months ended June 30, 1995. The record level of loan originations during 1994 and lower level of loan repayments allowed the growth in the loan portfolio. The effective yield earned on loans decreased 2 basis points from 7.56% in the first half of 1994 to 7.54% during the first half of 1995. The origination of loans at weighted average yields below the yield of the entire portfolio and the payoff of older, higher yielding loans eliminated most of the benefit from upward repricing in the adjustable rate portion of the portfolio. Since most of the benefit to interest income provided by upward repricing of the adjustable rate portfolio occurred during the second quarter of 1995, the loan yield for the second quarter of 1995 as compared to the second quarter of 1994 increased while the loan yield for the six month period slightly declined.

         Interest income from MBS increased $8.3 million because of both higher effective yields and average balances. The average yield on MBS was 6.26% during the first six months of 1995, or 92 basis points higher than the same period in 1994. Upward repricing of adjustable rate securities generated most of the improvement in yield. Average MBS balances increased $126.6 million during the first half of 1995 over the same period in 1994. The purchase of $632.0 million of MBS during 1994 (primarily in March and April of 1994), partly offset by principal repayments and the sale of $56.9 million of MBS during 1995 produced the higher average balances.

         Interest income from investments declined $660,000 over the first half of 1994 as a result of lower average balances, partly offset by higher average yields. Average investment balances dropped $149.5 million from $342.5 million during the first six months of 1994 to $193.0 million during the same period in the current year. The use of liquidity to acquire MBS and originate loans and to fund net deposit outflows caused average balances to decline. The yield on investment improved to 5.63% in the six month period ended June 30, 1995 from 4.08% in the same period in 1994. The higher effective yield was produced by an increase in short-term market rates since the beginning of 1994.

Interest Expense. Deposit interest expense rose $8.1 million during the first six months of 1995, primarily as a result of higher rates paid on deposits.
The weighted average cost of deposits increased 55 basis points over the first half of 1994 and was the single most significant cause for the contraction in net interest income and the NIM. Management has used special promotions and higher offering rates on new CDs to limit the disintermediation of deposits to other non-insured investments. As a result, the relative size of the Bank's CD portfolio has increased, which also has increased the weighted average cost of deposits.

         The use of borrowings to fund asset growth produced the $9.6 million increase in interest expense on borrowings. Average borrowing balances rose $289.1 million to total $464.9 million during the first six months of 1995 as compared $175.8 million during the same period in 1994. The use of short-term borrowings to fund loan originations and deposit runoff produced a $5.7 million increase in interest expense, while the use of long-term borrowing balances to fund MBS acquisitions contributed $3.9 million toward the increase in borrowing interest expense.

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.1 million during the first half of 1995 compared to a $2.7 million provision recorded during the same period in 1994. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $16.4 million during the first six months of 1995, $1.8 million or 13% higher than other income of $14.6 million recorded in the same period in 1994. Other servicing fees improved $2.6 million, primarily because of growth in the number of checking accounts, introduction of new fees and general increases in existing fees, and the expansion of the ATM
network.   Gains on asset sales increased $406,000 during the first six months of 1995 as compared to the same period in 1994. Gains recorded in 1995 resulted from the sale of $56.9 million of available for sale MBS. In comparison, gains recorded in 1994 resulted from the sale of $15.5 million of available for sale MBS. See "CASH FLOW ACTIVITY" for further details.

         Revenues from other subsidiaries were down substantially during the six months ended June 30, 1995 as compared to the same period a year ago. Revenues from discount brokerage operations declined $731,000, largely due a decrease in transaction volume and lower average commission per transaction. Insurance and annuity revenues declined $262,000 in 1995 as a result of a 25% decrease in transaction volumes. Lower gross margins earned on lot and home sales produced the $71,000 decrease in revenues from real estate development operations.

         The $227,000 decline in other income was associated with interest on income tax refunds received during 1994.

General and Administrative Expense.   General and administrative expenses
totaled

$45.1 million during the first half of 1995, $1.9 million or 4% higher than the same period in 1994. A $1.2 million or 12% increase in occupancy, equipment and other office expense and a $768,000 or 3% increase in compensation and benefits produced most of the increase in general and administrative expenses. The increase in these costs largely resulted from two additional branch locations, annual salary increases, extended hours at branch facilities, and expanded of ATM operations.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $656,000 during the first half of 1995,
almost half of the loss recorded during the same period in 1994.   Lower
provisions for REO losses produced the decrease between the two periods. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $10.2 million or 36.1% of pretax income during the first six months of 1995 compared to $9.3 million or 35.6% of pretax income during the same six month period in 1994. Most of the increase in income tax expense was associated with the $882,000 increase in pretax income between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS


                                                                                Six months ended June 30,
Dollars in thousands                    At June 30, 1995                    1995                            1994
- ----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
- ----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)        $94,894    5.17%      $99,637      $2,529     5.12%   $150,733    $3,402     4.55%
   Federal funds                           34,200    6.14        30,136         897     6.00      45,660       764     3.37
   Other investments (c)                   57,861    6.18        63,273       1,966     6.27     146,144     2,759     3.81
- ----------------------------------------------------------------------------------------------------------------------------
Total investments                         186,955    5.66       193,046       5,392     5.63     342,537     6,925     4.08
Mortgage-backed securities (b)          1,048,707    6.27     1,073,991      33,600     6.26     947,367    25,279     5.34
Loans receivable (d)                    2,647,491    7.66     2,641,536      99,633     7.54   2,349,597    88,835     7.56
- ----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $3,883,153    7.19%   $3,908,573    $138,625     7.10% $3,639,501  $121,039     6.65%
============================================================================================================================

Deposits:
   Interest bearing checking             $237,110    1.74%     $234,360      $2,134     1.84%   $241,690    $2,246     1.87%
   Noninterest bearing checking           121,025     --        114,297        --       --       100,225      --        --
   Other noninterest bearing accounts      31,995     --         28,984        --       --        41,917      --        --
   Money market accounts                  215,490    3.12       226,101       3,492     3.11     295,605     3,966     2.71
   Savings accounts                       726,275    2.41       737,892       8,900     2.43     819,714    10,221     2.51
   Certificates of deposit              1,847,176    5.83     1,849,537      49,918     5.44   1,728,105    39,961     4.66
- ----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,179,071    4.28     3,191,171      64,444     4.07   3,227,256    56,394     3.52
Borrowings:
   Short-term borrowings (e)              200,285    6.50       195,555       6,030     6.22      14,919       337     4.56
   Long-term borrowings (e)               266,558    7.11       269,310       9,572     7.17     160,874     5,713     7.16
- ---------------------------------------------------------------------------------------------------------------------------
Total borrowings                          466,843    6.85       464,865      15,602     6.77     175,793     6,050     6.94
- ----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,645,914    4.61%   $3,656,036     $80,046     4.42% $3,403,049   $62,444     3.70%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities      $237,239              $252,537                         $236,452
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.07                  1.07                             1.07
============================================================================================================================

Net interest income                                   -                     $58,579                        $58,595
============================================================================================================================
Interest rate spread                                2.58%                               -                               -
============================================================================================================================

"Average" interest rate spread                        -                                2.68%                          2.95%
============================================================================================================================

Net yield on average earning assets                   -                                3.00%                          3.22%
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

 KEY CREDIT STATISTICS


                                         June 30, 1995      Dec. 31, 1994      Dec. 31, 1993
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
- ---------------------------------------------------------------------------------------------
LOAN PORTFOLIO
- ---------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $1,548,459   60%   $1,530,132   59%   $1,190,273   51%
Multifamily units                         995,979   38       993,122   38     1,057,571   46
Commercial                                 61,499    2        63,983    3        73,029    3
Land and land development                   2,570    *           224    *        10,307    *
- ---------------------------------------------------------------------------------------------
Total mortgage loans                   $2,608,507  100%   $2,587,461  100%   $2,331,180  100%
=============================================================================================

CONSUMER LOANS
Secured by deposits                    $    2,115    9%   $    1,928    8%   $    2,300   11%
Education (guaranteed)                        197    1           584    3         2,166   11
Home improvement                              759    3           832    4         1,110    6
Auto                                       20,643   86        19,392   83        13,971   71
Personal                                      214    1           380    2           166    1
- ---------------------------------------------------------------------------------------------

Total consumer loans                   $   23,928  100%   $   23,116  100%   $   19,713  100%
- ---------------------------------------------------------------------------------------------
Total loans held for investment        $2,632,435         $2,610,577         $2,350,893
=============================================================================================

Weighted average rate                             7.66%              7.51%              7.88%
=============================================================================================

*Less than 1%

NONPERFORMING ASSETS
- --------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $    5,721    27%  $    5,584    21%  $   11,202   23%
Multifamily units                           1,098     5        3,813    14       12,908   26
Commercial                                    190     1          437     1        2,597    5
Land and land development                     ---    --          ---    --        2,406    5
- ---------------------------------------------------------------------------------------------
Total mortgage loans                        7,009    33        9,834    36       29,113   59
CONSUMER LOANS                                122     1          101     *          555    1
REAL ESTATE OWNED
1-4 family units                            4,397    21        4,585    17        4,925   10
Multifamily units                           8,053    38       10,753    40       14,998   30
Commercial                                  1,507     7        1,818     7          ---   --
Land and land development                     ---    --          ---    --          ---   --
- ---------------------------------------------------------------------------------------------
Total real estate owned                    13,957    66       17,156    64       19,923   40
- ---------------------------------------------------------------------------------------------
Total nonperforming assets             $   21,088   100%  $   27,091   100%  $   49,591  100%
=============================================================================================

*Less than 1%

                                                          June 30,    Dec. 31,     Dec. 31,
                                                              1995        1994        1993
- ---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- ---------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable            0.16%         0.39%      0.56%
Net California loan charge-offs to average California
 loans receivable                                            0.49          1.21       1.52
Loan loss reserve to total loans                             1.57          1.62       1.98
Loan loss reserve to nonperforming loans                   578.21        424.72     156.99
Nonperforming assets to total assets                         0.52          0.66       1.34
General valuation allowance to non-
  performing assets                                        178.39        143.24      85.41
General valuation allowance to non-
  performing assets, plus TDR's                            178.39        143.24      64.92
- ---------------------------------------------------------------------------------------------



CREDIT

LENDING
         At June 30, 1995, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

         At June 30, 1995, non-performing loans totaled $7.1 million compared to $9.9 million at Dec. 31, 1994.(9) The repayment of $3.0 million of delinquent loans, the transfer of $2.5 million of delinquent loans to REO, and charge-offs of $962,000 primarily produced the lower level of non-performing loans. These decreases were partly offset by the addition of $4.6 million of loans to a non-performing status.

         At June 30, 1995, the Bank had a net investment of $31.5 million in loans considered impaired under the loan impairment accounting standards.(10) In comparison, the Bank had a net investment of $24.8 million in impaired loans at Dec. 31, 1994.(11) During the first half of 1995, the Bank classified an additional $21.0 million of performing multifamily loans as impaired. Offsetting this increase were the following reductions: 1) a recovery of equity and removal from impaired loans of two multifamily loans totaling $8.1 million, 2) the payoff of a $2.7 million, impaired multifamily loan, and 3) the transfer of $2.5 million of loans to REO. At June 30, 1995, all of the $31.5 million of impaired loans were performing loans, but were considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. In





__________________________________

    (9) Of the $7.1 million of non-performing loans at June 30, 1995, $1.1 million were secured by multifamily real estate located in California. Of the $9.9 million of non-performing loans at Dec. 31, 1994, $1.9 million were secured by multifamily real estate located in California.

    (10) Statement of Financial Accounting Standard ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

    (11) At June 30, 1995, of the $31.5 million of loans considered impaired, $19.2 million were loans secured by real estate located in California. At Dec. 31, 1994, of the $24.8 million of loans considered impaired, $11.3 million were loans secured by real estate located in California.

comparison, of the $24.8 million of impaired loans at Dec. 31, 1994, $22.9 million were performing and $1.9 million were non-performing loans.

         The accumulated provision for loan losses at June 30, 1995 was $41.2 million compared to $42.2 million at Dec. 31, 1994, a decrease of $1.0 million. The following table provides activity in the accumulated provision for loan losses from Jan. 1, 1994 through June 30, 1995:

                               1995                   1994
                          --------------   ---------------------------
                           Six Months       Six Months    Year Ended
Dollars in thousands      Ended June 30    Ended June 30    Dec. 31
- --------------------      --------------   ---------------------------
Beginning of Period           $42,196        $46,574       $46,574
Provision for losses            1,100          2,700         5,150
Charge-offs                    (3,849)        (7,743)      (10,243)
Recoveries                      1,785            176           715
                          ---------------- ---------------------------
End of Period                 $41,232        $41,707       $42,196
                          ===============  ===========================


         General valuation allowances are evaluated based on a careful evaluation of the various risk components that are inherent in each of the loan
portfolios, including off-balance sheet items.   The risk components which are
evaluated include the level of non-performing and classified assets, geographic concentrations of credit, economic conditions, trends in real estate values, the impact of changing interest rates on borrower debt service, as well as historical loss experience, peer group comparisons, and regulatory guidance.

         The loan loss provision recorded during the six months ended June 30, 1995 was $1.1 million compared to $2.7 million during the six months ended June 30, 1994. Recoveries of $1.8 million during the first half of 1995 as well as a 50% reduction in total charge-offs allowed the Bank to retain an adequate level of valuation allowances while reducing provisions. The lower provision also reflects a reduction in classified loans, lower non-performing assets, and a lower multifamily portfolio balance. See "KEY CREDIT STATISTICS" for further details.

         As of June 30, 1995, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 48.4%, a significant drop from the ratio reported at Dec. 31, 1994 of 56.1%.

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

        Management continues to monitor events in particular submarkets of California and Washington in which the Bank has substantial loan concentrations. Although some softness persists in certain areas, Management is not aware of any changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

        Approximately 75% of the Bank's multifamily and commercial loan portfolio is scheduled to mature during the next three years. Management is actively working with borrowers whose loans mature in 1995 to 1996 to either refinance or repay the mortgage loans, depending upon the credit characteristics. Management is also developing strategies for ensuring repayment of those mortgage loans maturing after 1996.

         Net loan charge-offs declined during the current year. During the first six months of 1995, $2.1 million of net charge-offs were recorded compared to $7.6 million during the same period in 1994. Most of these charge-offs related to the Bank's nationwide multifamily and commercial real estate loan portfolio. Net loan charge-offs to average loans receivable totaled 0.16% during the first six months of 1995. In comparison, the Company's net loan charge-offs in 1994 and 1993 were equivalent to 0.39% and 0.56% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

     The $2.1 million of net loan charge-offs in the first half of 1995 included $3.4 million of charge-offs on loans considered impaired under SFAS No. 114, $220,000 of charge-off on 1-4 family and consumer loans, and $157,000 of early prepayment inducements. These charge-offs were partly offset by $1.7 million of recoveries on multifamily loans located in Colorado, California, and Washington.

OTHER REAL ESTATE OWNED ("REO")

         REO totaled $14.0 million at June 30, 1995 compared to $17.2 million at the end of 1994.(12) During the six months ended June 30, 1995, three multifamily properties totaling $7.3 million were sold while two multifamily loans totaling $2.5 million were transferred to REO and $1.4 million of capital improvements were made on existing REO assets.

        The accumulated provision for real estate losses totaled $1.4 million at June 30, 1995 compared to $2.0 million at Dec. 31, 1994. In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. After foreclosure, the accumulated provision for foreclosed real estate losses is used to establish SVA on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.






__________________________________

    (12) At June 30, 1995, there were no properties located in California included in REO. Of the $17.2 million of REO at Dec. 31, 1994, $4.1 million were multifamily properties located in California.

 ASSET/LIABILITY REPRICING SCHEDULE

                                                                       at June 30, 1995
                                           ----------------------------------------------------------------------------------
                                           Weighted                               More than 6
                                            Average             % of    6 Months   months to                           Over
                                             Rate    Balance    Total    or less     1 year    1-3 years  3-5 years   5 years
    -------------------------------------------------------------------------------------------------------------------------

     RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
     Investments:(a)
       Adjustable rate                       5.69%    $56,923      1%    $46,972     $9,951        -          -          -
       Fixed rate                            5.65     130,032      3      23,554        240     69,934        -       36,304
     Mortgage-backed securities:(b)
       Adjustable rate                       5.85     707,143     18     399,077    308,066        -          -          -
       Fixed rate                            7.14     341,564      9      21,947      3,636     85,534     57,444    173,003
     Mortgage loans:(b)
       Adjustable and renegotiable rate      7.51   2,074,339     54   1,190,681    320,800    388,538    174,320        -
       Fixed rate                            8.23     534,168     14      41,918     77,429    133,379    104,159    177,283
     Consumer loans (b)                      7.76      23,928      1       3,719      2,256      7,205      5,383      5,365
     Assets held for sale                    8.74      15,056      *      15,056        -          -          -          -
                                             --------------------------------------------------------------------------------
       Total rate sensitive assets           7.19% $3,883,153    100% $1,742,924   $722,378   $684,590   $341,306   $391,955
                                             ================================================================================

     RATE SENSITIVE LIABILITIES:
     Deposits:
       Checking accounts                     1.06%   $389,547     11%   $103,761    $22,304    $73,116    $52,827   $137,539
       Savings accounts                      2.41     726,416     20     239,646     45,981    144,403     97,096    199,290
       Money market deposit accounts         3.12     215,932      6     215,932        -          -          -          -
       Fixed-maturity certificates           5.83   1,847,176     51     990,973    352,013    319,988    121,292     62,910
                                             --------------------------------------------------------------------------------
                                             4.28   3,179,071     88   1,550,312    420,298    537,507    271,215    399,739
     Borrowings:
       FHLB advances                         6.61     336,684      9     335,000        285        314        -        1,085
       Other borrowings                      7.27     113,759      3      78,883     33,583      1,293        -          -
       Mortgage-backed note                  8.82      16,400      *         -           -         -       16,400        -
                                             --------------------------------------------------------------------------------
                                             6.85     466,843     12     413,883     33,868      1,607     16,400      1,085
                                             --------------------------------------------------------------------------------
         Total rate sensitive liabilities    4.61% $3,645,914    100% $1,964,195   $454,166   $539,114   $287,615   $400,824
                                             ================================================================================

     Excess (deficit) of rate sensitive assets
     over rate sensitive liabilities (GAP)   2.58%   $237,239          $(221,271)  $268,212   $145,476    $53,691    $(8,869)
                                             ================================================================================

     Cumulative GAP                                                    $(221,271)   $46,941   $192,417   $246,108   $237,239
     Cumulative GAP to total assets without
       regard to hedging transactions                                      -5.44%      1.15%      4.73%      6.05%      5.83%
     Cumulative GAP to total assets with
       impact of hedging transactions                                      -2.21%      4.38%      7.77%      6.05%      5.83%

      *  Less than one percent.
     (a) Includes investment in FHLB stock.
     (b) Excludes accrued interest and accumulated provisions for loan losses.

       The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 8% per year;
     adjustable rate mortgage loans on single family residences and loan securities were estimated to prepay at a rate of 12% per year; fixed rate loans and loan securities were estimated to prepay at a rate of 10% per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate. Checking accounts were estimated to be withdrawn at
     rates between    15% and 21%  per year.  Most of the regular savings
     accounts were estimated to be withdrawn at rates between 18% and 26% per year, although for some of the accounts, Management assumed an even faster rate. Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 8% because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

PART II. --  OTHER INFORMATION

ITEM 4   --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 3, 1995, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect four directors for a term of three years, ratify the Company's 1995 Incentive Plan, and ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 1995.

(b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for and the number if votes withheld as to each such matter.

         1. Four directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for and withheld is set forth below:


                                                                    Withhold
                                                                    Authority
                 Nominees                      For                  To Vote
                 --------                  --------------------------------

                 Patrick J. Agnew          15,653,570               485,139
                 William A. Anderson       15,773,598               405,111
                 Alan J. Fredian           15,743,431               395,278
                 Jean C. Murray, O.P.      15,732,916               405,793

         2. The Company's 1995 Incentive Plan was approved. There were 13,876,309 votes cast for the proposal, 1,935,624 votes against the proposal, and 246,186 votes abstained.


         3. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1995 was ratified. There were 15,847,938 votes cast for the proposal, 189,855 votes against the proposal, and 100,916 votes abstained.

ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 10, Material Contracts.

                  (i)  1995 Incentive Plan.

                 (ii) Amendments to Employment Agreements, dated as of May 22, 1995, among St. Paul Bancorp, Inc.,
                       St. Paul Federal Bank For Savings, and Joseph C. Scully and Patrick J. Agnew, respectively.

                (iii) Amendments to Severance Payment Agreements, dated as of May 22, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings, and Thomas J. Rinella, Donald G. Ross, Clifford M. Sladnick, and Robert N. Parke, respectively.

(b)      Exhibit 11, Statement re: Computation of Per Share Earnings.

(c)      Exhibit 27, Financial Data Schedule.

(d) (i) The Company filed a current report on Form 8-K on April 18, 1995 announcing the Company's filing of an application with the Office of the Comptroller of the Currency for a de novo commercial bank charter and the completion of a stock repurchase program that begin in July 1994.

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



                                         ST. PAUL BANCORP, INC.
                                         ----------------------
                                             (Registrant)


Date: August 11, 1995         By:    /s/ Joseph C. Scully
                                     --------------------------
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: August 11, 1995         By:     /s/ Robert N. Parke
                                      -------------------------
                                          Robert N. Parke
                               Senior Vice President and Treasurer
                                  (Principal Financial Officer)

                                                                  EXHIBIT 10 (i)


                             ST. PAUL BANCORP, INC.

                              1995 INCENTIVE PLAN

     St. Paul Bancorp, Inc. (the "Company") sets forth herein the terms of this 1995 Incentive Plan (the "1995 Plan") as follows:

1. PURPOSES

     The 1995 Plan is intended to advance the interests of the Company and align the interests of the Company's shareholders with those of the Company's directors, officers and key employees by providing such recipients of awards under the 1995 Plan with an opportunity to acquire or increase a proprietary interest in the Company and by providing such individuals with personal financial stakes in the growth and performance of the Company, which thereby will create a stronger incentive to expend maximum effort for the growth and success of the Company and its subsidiaries, and will encourage such eligible individuals to remain in the employ or service of the Company or that of one or more of its subsidiaries. Awards under the 1995 Plan may be granted in the form of (i) options to purchase shares of the Company's Common Stock, par value $.01 per share (the "Stock"), (ii) shares of restricted stock, (iii) performance shares or (iv) performance units. Options granted to officers or other key employees of the Company or any "subsidiary corporation" thereof within the meaning of Section 424(f) of the Code (a "Subsidiary") may be accompanied by stock appreciation rights ("SARs") or limited stock appreciation rights ("LSARs"). An Option granted to officers or other key employees of the Company or a Subsidiary under the Plan (an "Option") may be in the form of
(i) an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the corresponding provision of any subsequently-enacted tax statute, as amended from time to time (the
"Code") ("Incentive Stock Option"), except to the extent that any such Option would exceed the limitations set forth in Section 6(b) below; or (ii) a non-qualified stock option. Options granted to directors who are not officers or other salaried employees of the Company or any of its Subsidiaries ("Non-Employee Directors") shall be in the form of non-qualified stock options.


2. ADMINISTRATION

     (a) Board. The Plan shall be administered by the Board of Directors of the Company (the "Board"), which shall have the full power and authority to take all actions, and to make all determinations required or provided for under the Plan or any Option, SAR, LSAR, shares of restricted stock, performance unit or performance share or any written agreement (an "Agreement") evidencing an award hereunder between the Company and the recipient of such award (a "Grantee") entered into hereunder and all such other actions and determinations not inconsistent with the specific terms and provisions of the 1995 Plan deemed by the Board to be necessary or appropriate to the administration of the 1995 Plan or any award granted hereunder or any Agreement entered into hereunder. All such actions and determinations shall be by the affirmative vote of a majority of the members of the Board present at a meeting at which any issue relating to the 1995 Plan is properly raised for consideration or by unanimous consent of the Board executed in writing in accordance with the Company's Certificate of Incorporation and By-Laws, and with applicable law. The interpretation and construction by the Board of any provision of the 1995 Plan or of any award granted hereunder or

Agreement entered into hereunder shall be final and conclusive.

     (b) Committee. The Board may from time to time appoint a Stock Option Committee (the "Committee") consisting of not less than three members of the Board, none of whom shall be an officer or other salaried employee of the Company or any of its Subsidiaries, and each of whom shall qualify in all respects as a "disinterested person" as defined in Rule 16b-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "1934 Act") and as an "outside director" within the meaning of Code Section 162(m). The Board, in its sole discretion, may provide that the role of the Committee shall be limited to making recommendations to the Board concerning any determinations to be made and actions to be taken by the Board pursuant to or with respect to the 1995 Plan, or the Board may delegate to the Committee such powers and authorities related to the administration of the 1995 Plan, as set forth in Section 2(a) above, as the Board shall determine, consistent with the Certificate of Incorporation and By-Laws of the Company and applicable law. To the extent of such authority or delegation, references herein to the "Board" shall be deemed references to the Committee. The Board may remove members, add members, and fill vacancies on the Committee from time to time, all in accordance with the Company's Certificate of Incorporation and By-Laws, and with applicable law. The majority vote of the Committee, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee.

     (c) No Liability. No member of the Board or of the Committee shall be liable for any action or determination made in good faith with respect to the 1995 Plan or any award granted hereunder or any Agreement entered into hereunder.

     (d) Delegation to the Committee. In the event that the 1995 Plan or any award granted hereunder or Agreement entered into hereunder provides for any action to be taken by or determination to be made by the Board, such action may be taken by or such determination may be made by the Committee if the power and authority to do so has been delegated to the Committee by the Board as provided for in Section 2(b) above. Unless otherwise expressly determined by the Board, any such action or determination by the Committee shall be final and conclusive.


3. SCOPE OF PLAN

     (a) Amount of Stock. The amount of Stock which may be made subject to awards granted under the 1995 Plan during the term thereof shall not exceed an amount equal to 900,000 of the Company's authorized but unissued shares of Stock. Stock issued hereunder may be such authorized or unissued shares of Stock or may be issued shares acquired by the Company or its Subsidiaries on the market or otherwise, or a combination thereof.

     (b) Amount of Stock Available for Grant to Single Grantee. In any calendar year, the amount of Stock which may be made subject to awards granted under the 1995 Plan to any single Grantee shall not exceed 90,000 shares.

     (c) Adjustments. The aggregate number of shares of Stock, shares of Stock subject to Options, shares of restricted stock, SARs, LSARs, performance shares and performance units available under the 1995 Plan shall each be subject to adjustment upon the occurrence of any of the events and in the manner set forth in Section 18 hereof.

     (d) Reuse. If, and to the extent:

         (I) Options. An Option shall expire or terminate for any reason without having been exercised in full (including, without limitation, cancellation and re-grant), or in the event that such Options are exercised or settled in a manner such that some or all of the shares of Stock related to the Option are not issued to the Grantee (or beneficiary) (including as the result of the use of shares for withholding taxes), the shares of Stock subject thereto which have not become outstanding shall (unless the 1995 Plan shall have terminated) become available for issuance under the 1995 Plan; provided, however, that with respect to a share-for-share exercise, only the net shares issued shall be deemed to have become outstanding as a result thereof.

         (ii) Restricted Stock, Performance Shares and Performance Units. Shares of Stock granted as restricted stock, performance shares or performance units under the 1995 Plan are forfeited for any reason, or are settled in cash in lieu of Stock or in a manner such that some or all of the shares of Stock related to the award are not issued to the Grantee (or beneficiary), such shares of Stock shall (unless the 1995 Plan shall have terminated) become available for issuance under the 1995 Plan; provided, however, that if any dividends paid with respect to shares of restricted stock were paid to the Grantee prior to the forfeiture thereof, such shares shall not be reused for grants or awards;

         (iii) SARs. SARs expire or terminate for any reason without having been earned in full, an equal number of SARs shall (unless the 1995 Plan shall have terminated) become available for issuance under the Plan;

         (iv) LSARs. LSARs are exercised:

              (1) If the LSARs were granted with respect to an Option, the shares of Stock subject thereto which have not become outstanding shall not again become available for issuance under the 1995 Plan; or

              (2) If the LSARs were granted with respect to SARs, such SARs shall not again become available for issuance under the 1995
         Plan.

     (e) Purchase of Stock and Issuance Under the 1995 Plan. The Board or such committee of the Board that the Board shall specifically authorize or direct on its behalf shall have the authority to cause the Company to purchase from time to time, in such amounts and at such prices as the Board, in its discretion, shall deem advisable or appropriate, shares of Stock to be held as treasury shares and reserved and used solely for or in connection with grants under the 1995 Plan, at the discretion of the Board or the Committee.


4. ELIGIBILITY

     (a) Employees. Options, SARs, LSARs, shares of restricted stock, performance shares or performance units may be granted under the 1995 Plan to any key employee of the Company or any Subsidiary (including any such key employee who is an officer or director of the Company or any Subsidiary) as the Board shall determine and designate from time to time prior to expiration or termination of the 1995 Plan.

     (b) Non-Employee Directors. An Option to purchase 7,500 shares of Stock, at a purchase price per share equal to the Fair Market Value (as defined below) of a share of Stock on the date of grant of such Option and upon the other terms and conditions specified in the 1995 Plan, shall be granted under the 1995 Plan to each Non-Employee Director of the Company elected after the Effective Date (as defined below) upon the date of the initial election of each such Non-Employee Director to the Company's Board. In addition, on the date of each annual meeting of shareholders of the Company occurring on or after the Effective Date of the 1995 Plan, each Non-Employee Director who is a Non-Employee Director after such meeting of shareholders shall be granted an Option to purchase 1,200 shares of Stock at a purchase price per share equal to the Fair Market Value of a share of Stock on the date of grant of such Option. Except as provided in this Section 4(b), no Non-Employee Director shall be eligible to be granted Options under the 1995 Plan. Non-Employee Directors of a Subsidiary who are not also Non-Employee Directors of the Company may be granted Options at the discretion of the Board. No SARs, LSARs, restricted stock, performance shares or performance units shall be granted hereunder to any Non-Employee Director of the Company or a Subsidiary. The maximum number of Options that may be granted to all Non-Employee Directors shall not exceed 30% of the shares covered by the 1995 Plan.

     (c) An individual may hold more than one Option, SAR, LSAR, award of restricted stock, performance share or performance unit, subject to such restrictions as are provided herein.


5. EFFECTIVE DATE AND TERM OF THE 1995 PLAN

     (a) Effective Date. The 1995 Plan shall be effective as of May 3, 1995 (the "Effective Date"), subject to approval of the 1995 Plan within one year of such effective date by an affirmative vote of the shareholders of the Company holding at least a majority of the shares of Stock present, in person or by proxy, at a duly called meeting of the shareholders; provided, however, that upon approval of the 1995 Plan by the shareholders of the Company as set forth above, all awards granted under the 1995 Plan on or after the Effective Date shall be fully effective as if the shareholders of the Company had approved the 1995 Plan on the Effective Date. If the shareholders fail to approve the 1995 Plan within one year of such Effective Date, any award granted hereunder shall be null and void and of no effect.

     (b) Term. The 1995 Plan shall terminate on the date ten years from the Effective Date.


6. STOCK OPTIONS

     (a) Grant of Options. Subject to the terms and conditions of the 1995 Plan, the Board may, at any time and from time to time, prior to the date of termination of the 1995 Plan, grant to such eligible individuals as the Board may determine ("Optionees"), Options to purchase such number of shares of Stock on such terms and conditions as the Board may determine, including any terms or conditions which may be necessary to qualify such Options as Incentive Stock Options. The date on which the Board approves the grant of an Option shall be considered the date on which such Option is granted.

     (b) Limitation on Incentive Stock Options. The aggregate Fair Market Value (as defined below) (determined at the time the Option is granted) of the Stock with respect to which Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under the 1995 Plan and all other plans of the Optionee's employer corporation and its parent and subsidiary corporations within the meaning of Section 422(d) of the Code) shall not exceed $100,000. If an Option is granted which would exceed the limitation of this Section 6(b), or, if as a result of other provisions of the 1995 Plan or Option Agreement, Incentive Stock Options that become exercisable for the first time in a calendar year exceed $100,000, the excess Options (to be determined in the inverse order of the date of grant of such Options) shall not be Incentive Stock Options.

     (c) Option Price. The purchase price of each share of Stock subject to an Option (the "Option Price") shall be fixed by the Board and stated in each Agreement relating to the Option (an "Option Agreement") and shall be not less than the greater of par value or 100% of the Fair Market Value of a share of the Stock on the date the Option is granted; provided, however, that in the event the Optionee would otherwise be ineligible to receive an Incentive Stock Option by reason of the provisions of Sections 422(b)(6) and 424(d) of the Code (relating to stock ownership of more than 10%), the Option Price of an Option which is intended to be an Incentive Stock Option shall be not less than the greater of par value or 110% of the Fair Market Value of a share of Stock at the time such Option is granted. "Fair Market Value" shall mean the closing price of the Stock on the National Association of Securities Dealers Automated Quotation System on the trading date immediately before the date such value is being determined (or, if there is no such closing price, then the Board shall use the mean between the highest bid and lowest asked prices or between the high and low prices on such date), or, if no sale of shares of Stock has been made on such day, on the next preceding day on which any such sale shall have been made.

     (d) Term and Exercise of Options.

         (I) Term. Each Option granted under the 1995 Plan shall terminate and all rights to purchase shares thereunder shall cease upon the expiration of 10 years (10 years and 30 days, in the case of an Option granted to an employee of the Company or a Subsidiary which is not designated as an Incentive Stock Option) from the date such Option is granted, or, with respect to Options granted to persons other than Non-Employee Directors, on such date prior thereto as may be fixed by the Board and stated in the Option Agreement relating to such Option; provided, however, that in the event the Optionee would otherwise be ineligible to receive an Incentive Stock Option by reason of the provisions of Sections 422(b)(6) and 424(d) of the Code (relating to stock ownership of more than 10%), an Option granted to such Optionee which is intended to be an Incentive Stock Option shall in no event be exercisable after the expiration of five years from the date it is granted.

         (ii) Option Period and Limitations on Exercise. Each Option granted to persons other than Non-Employee Directors under the 1995 Plan shall be exercisable, in whole or in part, at any time and from time to time, over a period commencing on or after the date of grant and ending upon the expiration or termination of the Option, as the Board shall determine and set forth in the Option Agreement relating to such Option. Without limiting the foregoing, the Board, subject to the terms and conditions of the 1995 Plan, may in its sole discretion provide that an Option may not be exercised in whole or in part for any period or periods of time during which such Option is outstanding; provided, however, that any such limitation on the exercise of an Option contained in any Option Agreement may be rescinded, modified or waived by the Board, in its sole discretion, at any time and from time to time after the date of grant of such Option, so as to accelerate the time at which the Option may be exercised, and provided, further, that unless otherwise provided in the Option Agreement relating to an Option, each Option granted under the 1995 Plan to persons other than Non-Employee Directors shall be exercisable in respect of 50% of the shares covered by the Option after the expiration of one year from the date of grant and shall be exercisable in respect of an additional 12.5% of the shares covered by the Option on each of the second, third, fourth, and fifth anniversaries of the date of grant of the Option. Unless otherwise provided in the Option

     Agreement, each Option granted under the 1995 Plan to persons other than Non-Employee Directors shall also become exercisable in respect of 100% of the shares covered by the Option upon the later to occur of (i) the date on which the Optionee completes five years of employment with the Company or any Subsidiary or (ii) the date of grant. Except as provided in Sections 13 and 14 below, each Option granted to a Non-Employee Director shall be exercisable, in whole or in part, at any time and from time to time, over a period commencing on the date one year after the date of grant and ending upon the expiration of the Option. Notwithstanding any other provisions of the 1995 Plan, no Option granted to an Optionee under the 1995 Plan shall be exercisable in whole or in part prior to the date the 1995 Plan is approved by the shareholders of the Company as provided in Section 5 above.

         (iii) Method of Exercise. An Option that is exercisable hereunder may be exercised by delivery to the Company on any business day, at its principal office, addressed to the attention of the Committee, of written notice of exercise, which notice shall specify the number of shares with respect to which the Option is being exercised. The minimum number of shares of Stock with respect to which an Option may be exercised, in whole or in part, at any time shall be the lesser of 100 shares or the maximum number of shares available for purchase under the Option at the time of exercise. Except as provided in the next following sentence, payment in full of the Option Price of the shares for which the Option is being exercised shall accompany the written notice of exercise of the Option and shall be made either (i) in cash or in cash equivalents; (ii) through the tender to the Company of previously owned whole shares of Stock (which, in the case of an Optionee subject to the reporting requirements of Section 16 of the 1934 Act, the Optionee has held for at least six months prior to delivery of such shares and for which the Optionee has good title, free and clear of all liens and encumbrances), which shares shall be valued, for purposes of determining the extent to which the Option Price has been paid thereby, at their Fair Market Value on the date of exercise; (iii) by authorizing the Company to withhold whole shares of Stock which would otherwise be delivered upon exercise of the Option having a Fair Market Value determined as of the date of exercise, equal to the aggregate purchase price payable pursuant to such Option by reason of such exercise; or (iv) by a combination of the methods described in (i), (ii) and (iii), in each case to the extent determined by the Board at the time of grant of the Option. In the case of any Option granted to an Optionee, the Board may provide, by inclusion of appropriate language in an Option Agreement, that payment in full of the Option Price need not accompany the written notice of exercise provided the notice of exercise directs that the Stock certificate or certificates for the shares for which the Option is exercised be delivered to a licensed broker acceptable to the Company as the agent for the individual exercising the Option and, at the time such Stock certificate or certificates are delivered, the broker tenders to the Company cash (or cash equivalents acceptable to the Company) equal to the Option Price for the shares of Stock purchased pursuant to the exercise of the Option plus the amount (if any) of federal and/or other taxes which the Company may, in its judgment, be required to withhold with respect to the exercise of the Option. In connection with the exercise of an Option, the Optionee shall execute such documents as the Company may reasonably request. An attempt to exercise any Option granted hereunder other than as set forth above shall be invalid and of no force and effect. Promptly after the exercise of an Option and the payment in full of the Option Price of the shares of Stock covered thereby, the individual exercising the Option shall be entitled to the issuance of a Stock certificate or certificates evidencing his ownership of such shares. A separate Stock certificate or certificates shall be issued for any shares purchased pursuant to the exercise of an

     Option which is an Incentive Stock Option, which certificate or certificates shall not include any shares which were purchased pursuant to the exercise of an Option which is not an Incentive Stock Option. An individual holding or exercising an Option shall have none of the rights of a shareholder until the shares of Stock covered thereby are fully paid and issued to him and, except as provided in Section 18 below, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such issuance.


7. STOCK APPRECIATION RIGHTS (SARS)

     (a) General. Subject to the terms and conditions of the 1995 Plan, the Board may, in its sole and absolute discretion, grant to an eligible person rights to surrender to the Company, in whole or in part, an Option, and to receive in exchange therefor payment by the Company of an amount equal to the excess of the Fair Market Value (as of the date the SARs are exercised) of the shares of Stock subject to such Option, or portion thereof, so surrendered over the Option Price of such shares. Such payment may be made, as determined by the Board in accordance with Sections 7(d) and 7(e) below and set forth in the Option Agreement, either in shares of Stock or in cash or in any combination thereof. SARs may be granted to eligible persons only at the same time and with respect to the same number of shares of Stock as such eligible persons are granted Options under the 1995 Plan. All SARs shall be evidenced by provisions in the Option Agreement pertaining to the related Option, which provisions shall comply with and be subject to the terms and conditions set forth in this
Section 7.

     (b) Grant. Each SAR shall relate to a specific Option granted under the 1995 Plan and shall be awarded to the Optionee concurrently with the grant of such Option pursuant to Section 6 above. The number of SARs granted to an Optionee shall be equal to the number of shares of Stock which such Optionee is entitled to purchase pursuant to the related Option. The number of SARs held by an Optionee shall be reduced by (i) the number of SARs exercised for Stock or cash under the provisions of the Option Agreement pertaining to the related Option, and (ii) the number of shares of Stock purchased pursuant to the exercise of the related Option.

     (c) Exercise. SARs that are exercisable hereunder and under the related Option Agreement may be exercised by delivering to the Company on any business day, at its principal office, addressed to the attention of the Committee, written notice of exercise, which notice shall specify the number of SARs being exercised. The date upon which such written notice is received by the Company shall be the exercise date of the SARs. Except to the extent that SARs are exercised for cash as provided in Section 7(e) below, the individual exercising SARs shall receive, without payment therefor to the Company, the number of shares of Stock determined under Section 7(d) below. Promptly after the exercise of SARs, the individual exercising the SARs shall be entitled to the issuance of a Stock certificate or certificates evidencing ownership of such shares. An individual holding or exercising SARs shall have none of the rights of a shareholder with respect to any shares of Stock covered by the SARs until shares of Stock are issued to him or her, and, except as provided in Section 18 below, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such issuance.

     (d) Number of Shares. The number of shares of Stock which shall be issued pursuant to the exercise of SARs shall be determined by dividing (i) the total number of SARs being exercised, multiplied by the amount by which the Fair Market Value of a share of Stock on the exercise date exceeds the Option Price of the related Option, by (ii) the Fair Market Value of a share of Stock on the exercise date of the SARs; provided, however, that no fractional share shall be issued on exercise of SARs, and that cash shall be paid by the Company to the individual exercising SARs in lieu of any such fractional share.

     (e) Exercise of SARs for Cash. The Board shall have sole discretion to determine whether, and shall set forth in the Option Agreement pertaining to the related Option the circumstances under which, payment in respect of SARs granted to any Optionee shall be made in shares of Stock, or in cash, or in a combination thereof. Promptly after the exercise of an SAR for cash, the individual exercising the SAR shall receive in respect of said SAR an amount of money equal to the difference between the Fair Market Value of a share of Stock on the exercise date and the Option Price of the related Option.

     (f) Limitations. SARs shall be exercisable at such times and under such terms and conditions as the Board, in its sole and absolute discretion, shall determine and set forth in the Option Agreements pertaining to the related Options; provided, however, that an SAR may be exercised only at such times and by such individuals as the related Option under the 1995 Plan and the Option Agreement may be exercised; and provided, further, that an SAR may be exercised only at such times as the Fair Market Value of a share of Stock on the exercise date exceeds the Option Price of the related Option. Adjustments in the number, kind, or Option Price of shares of Stock for which Options are granted pursuant to Section 18 below shall also be made as necessary to the related SARs held by each Optionee. Any amendment, suspension or termination of the 1995 Plan pursuant to Section 17 below shall be deemed an amendment, suspension or termination of SARs to the same extent.


8. LIMITED STOCK APPRECIATION RIGHTS (LSARS)

     (a) Grant of LSARs. The Board, in its discretion, may grant LSARs to a Grantee upon the grant of any Option (other than to Non-Employee Directors) or SAR under the 1995 Plan. Each LSAR shall be identified with a share of Stock subject to an Option or SAR of the Grantee and the number of LSARs granted to a Grantee shall equal the sum of the number of shares of Stock subject to the Option or the number of SARs with which such LSARs are identified. The Board may also grant a LSAR with respect to any share of Stock subject to an Option or SAR previously granted hereunder. Upon (i) the expiration, termination, forfeiture, or cancellation of an Grantee's Option or SARs, or (ii) the purchase of shares of Stock subject to such Option, as the case may be, the Grantee's associated LSARs shall terminate.

     (b) Exercise of LSARs.

         (I) Notwithstanding the provisions of Section 18(c), but subject to the provisions of Sections 13 and 14 hereof, each LSAR held by a Grantee at the time of a Change in Control (as defined in Section 18(f)) of the Company or St. Paul Federal Bank For Savings (the "Bank") shall become exercisable. LSARs that are exercisable hereunder may be exercised within 60 days following the date of a Change in Control of the Company or the Bank by delivering to the Company on any business day, at its principal office, addressed to the attention of the Committee, written notice of exercise. The date upon which such written notice is received by the Company shall be the exercise date of the LSARs. Promptly after the exercise of the LSARs, the individual exercising the LSARs shall be paid in cash, the amount as determined below. The payment of LSARs which are identified with an Option or SARs shall result in the cancellation or forfeiture of such Option or

     SARs, as the case may be.

         (ii) Within five (5) days after receipt of a written notice of exercise, the Company shall pay the Grantee, in cash, an amount equal to the difference between:

              (1) the Fair Market Value of one share of Stock on the date of exercise of the LSAR; and

              (2) the Option Price of the Option.


9. RESTRICTED STOCK

     (a) Grant of Shares of Restricted Stock. The Board, in its discretion, may grant shares of restricted stock to such eligible persons as may be selected by the Board.

     (b) Terms of Restricted Stock Awards. Grants of restricted stock shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the 1995 Plan, as the Board shall deem advisable.

         (I) Number of Shares and Other Terms. The number of shares of Stock subject to a grant of restricted stock and the Performance Measures (as defined below), if any, and Restriction Period applicable to such grant shall be determined by the Board. "Restriction Period" shall mean a period designated by the Board, during which the Stock subject to a grant of restricted stock may not be sold, transferred, assigned, pledged, hypothecated or otherwise encumbered or disposed of, except as provided in the 1995 Plan or the Agreement relating to such grant. In the sole discretion of the Board, the Board may amend or adjust the Performance Measures, Restriction Period or other terms and conditions of a grant of restricted stock in recognition of unusual or nonrecurring events affecting the Company or its financial statements or changes in law or accounting principles.

         (ii) Vesting and Forfeiture. The Agreement relating to a grant of restricted stock shall provide, in the manner determined by the Board, in its discretion, and subject to the provisions of the 1995 Plan, for the forfeiture of the shares of Stock subject to such grant, or portion thereof, (i) to the extent specified Performance Measures (as defined below in Section 9(d)) are not satisfied or met during the specified Restriction Period or (ii) if the holder of such does not remain continuously in the employment of the Company or a Subsidiary during the specified Restriction Period. Upon the conclusion of a Restriction Period, the Board shall certify the level of Performance Measures attained and the portion of the award which shall become nonforfeitable as a result thereof.

         (iii) Share Certificates. During the Restriction Period, a certificate or certificates representing a grant of restricted stock shall be registered in the holder's name and a bear a legend, in addition to any legend which may be required pursuant to applicable securities laws or regulations, indicating that the ownership of the shares of Stock represented by such certificate is subject to the restrictions, terms and conditions of the 1995 Plan and the Agreement relating to the grant of restricted stock. All such certificates shall be deposited with the Company, together with stock powers or other instruments of assignment, each endorsed in blank, which would permit transfer to the Company of all or a portion of the shares of Stock subject to the grant of restricted stock in the event such award is forfeited in whole or in part. Upon termination of any applicable Restriction Period, subject to the Company's right to require payment of any taxes, a certificate or certificates evidencing ownership of the requisite number of shares of Stock shall be issued to the holder of such grant.

        (iv) Rights with Respect to Grants of Restricted Stock. Unless otherwise determined by the Board at the time of grant, and subject to the terms and conditions of a grant of restricted stock, the holder of such grant shall have all rights as a stockholder of the Company, including, but not limited to, voting rights, the right to receive dividends and the right to participate in any capital adjustment of the Company. A distribution with respect to shares of Stock, other than a distribution in cash, shall be deposited with the Company and shall be subject to the same restrictions as the shares of Stock with respect to which such distribution was made.

     (c) The restrictions applicable to restricted stock granted pursuant to the 1995 Plan shall provide that, if a Grantee's restricted stock is forfeited, then:

         (I) the Grantee shall be deemed to have resold such share of restricted stock to the Company at the lesser of (1) the purchase price paid by the Grantee (such purchase price shall be deemed to be zero dollars ($0) if no purchase price was paid) or (2) the Fair Market Value of a share of Stock on the date of such forfeiture;

         (ii) the Company shall pay to the Grantee the amount determined under clause (i) of this sentence; and

         (iii) such share of restricted stock shall cease to be outstanding and shall no longer confer on the Grantee thereof any rights as a stockholder of the Company, from and after the date of such forfeiture and resale.

     (d) ''Performance Measures'' shall mean the criteria and objectives, determined by the Board pursuant to the 1995 Plan, which shall be satisfied or met during the applicable Restriction Period, Performance Period or Performance Cycle, as the case may be, as a condition to the holder's receipt, in the case of a grant of the restricted stock or a grant of performance shares granted pursuant to the 1995 Plan, of the shares of Stock subject to such grant, or in the case of a performance unit award, of payment with respect to such award. Such criteria and objectives may include, but are not limited to, return on assets, return on equity, growth in net earnings, growth in earnings per share, or any combination of the foregoing or any other criteria and objectives determined by the Board.


10. PERFORMANCE SHARES

     (a) Grant of Performance Shares. The Board, in its discretion, may grant performance shares to such eligible persons as may be selected by the Board. All performance share grants under the 1995 Plan shall be evidenced by Agreements or certificates containing the term and conditions of the grant.

     (b) Terms of Performance Share Grants. Performance share grants shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the terms of the 1995 Plan, as the Board shall deem advisable.

         (I) Number of Performance Shares and Performance Measures. The number of performance shares subject to any grant and the Performance Measures and Performance Period (as defined below) applicable to such shall be determined by the Board. In the sole discretion of the Board, the Board may amend or adjust the Performance Measures, the Performance Period or other terms and conditions of a performance share grant in recognition of unusual or nonrecurring events affecting the Company or its financial statements or changes in law or accounting principles.

         (ii) Vesting and Forfeiture. The Agreement relating to a performance share grant shall provide, in the manner determined by the Board in its discretion, and subject to the provisions of the 1995 Plan, for the vesting of such grant, or portion thereof, to the extent specified Performance Measures are satisfied or met within the specified Performance Period, and for the forfeiture of such award, or portion thereof, to the extent specified Performance Measures are not satisfied or met within the specified Performance Period. Upon the conclusion of a Performance Period, the Board shall certify the level of Performance Measures attained and the portion of the award which shall become nonforfeitable or payable as a result thereof. ''Performance Period'' shall mean a period designated by the Board during which the Performance Measures applicable to a performance share grant shall be measured.

         (iii) Settlement of Vested Performance Share Grants. The Agreement relating to a performance share grant (i) shall specify whether such grant may be settled in shares of Stock (including shares of restricted stock) or cash, or a combination thereof, and (ii) may specify whether the holder thereof shall be entitled to receive, on a deferred basis, dividend equivalents, and, if determined by the Board, interest on such dividend equivalents, with respect to the number of shares of Stock subject to such grant. If a performance share grant is settled in shares of restricted stock, a certificate or certificates representing such restricted stock shall be issued and the holder of such restricted stock shall have such rights of a stockholder of the Company. Prior to the settlement of a performance share grant in shares of Stock, including restricted stock, the Board may determine to award the holder of such award rights as a stockholder of the Company with respect to the shares of Stock subject to such award.


11. PERFORMANCE UNITS

     (a) Grant of Performance Units. The Board, in its discretion, may grant performance units to such eligible persons as may be selected by the Board. All performance units granted under the Plan shall be evidenced by certificates containing the terms and conditions of the grant.

     (b) Terms of Performance Units. At or before the grant of any performance unit, the Board shall:

         (I) determine Performance Measures applicable to such grants;

         (ii) designate a Performance Cycle (herein so called), of not less than one (1) year nor more than three (3) years, for the measurement of the extent to which the Performance Measures are attained; and

         (iii) determine the value of a performance unit which shall be a stated percentage (which may exceed 100%) of the Stock's Fair Market Value on the date of such determination.

In all cases, the Performance Measures must include a minimum performance standard below which no portion of the performance units shall become nonforfeitable. In the sole discretion of the Board, the Board may amend or adjust the Performance Measures, Performance Cycle or other terms and conditions of a performance unit grant in recognition of unusual or nonrecurring events affecting the Company or its financial statements or changes in law or accounting principles. Upon the completion of the Performance Cycle, the Board shall certify the level of Performance Measures attained and the portion of award which shall become nonforfeitable or payable as a result thereof.

     (c) Payment of Performance Units. Subject to the provisions of Section 13 and such terms and restrictions as the Board may impose, the Board shall, at the end of each Performance Cycle, evaluate the Company's performance in light of the Performance Measures for such Performance Cycle and shall then determine the number of performance units which, of the total number of such performance units granted to such Grantee, have been earned. As soon as practicable following such determination, the Board shall deliver to the Grantee a certificate for the shares of Stock deemed earned. Payment to the Grantee may be made in the form of cash if in the opinion of the Board, with respect to any particular shares, it would be in the best interests of the Company that benefits be paid, wholly or partly, in cash. The Board may, in its discretion, permit the deferment of the payment provided that the election to defer is made prior to the applicable Performance Cycle.


12. NON-TRANSFERABILITY

     Except to the extent expressly provided by the Board in the Agreement evidencing an award, no Option, SAR, LSAR, restricted stock award, performance share or performance unit shall be transferable other than by will or the laws of descent and distribution, and each Option, SAR, LSAR, restricted stock award, performance share or performance unit may be exercised or settled during the Grantee's lifetime only by the holder or the holder's guardian, legal representative or similar person. Except as permitted by the preceding sentence, no Option, SAR, LSAR, restricted stock award, performance share or performance unit may be sold, transferred, assigned, pledged, hypothecated, encumbered or otherwise disposed of (whether by operation of law or otherwise) or be subject to execution, attachment or similar process. Upon any attempt to sell, transfer, assign, pledge, hypothecate, encumber or otherwise dispose of any Option, SAR, LSAR, restricted stock award, performance share or performance unit in violation of this Section 12 or the terms of the award, such award and all rights thereunder shall immediately become null and void.


13. TERMINATION OF SERVICE OR EMPLOYMENT

     (a) Employees and Subsidiary Directors.

         (I) Termination Other than by Reason of Retirement . Except as provided in Section 14 below or as otherwise provided in the Agreement relating to an award granted hereunder, upon the termination of the service or employment with the Company or a Subsidiary of a Grantee who is not a Non-Employee Director other than by reason of normal retirement in accordance with the normal retirement policies of the Company or a Subsidiary, as the case may be, or by reason of early retirement with the consent of the Board of Directors of the Company or a Subsidiary, as the case may be, (i) any Incentive Stock Option, granted to a Grantee pursuant to the 1995 Plan shall terminate three months (or, although such Option may no longer qualify as an

     Incentive Stock Option, such longer period as may be determined by the Board) after the date of such termination of service or employment, unless earlier terminated; (ii) any non-qualified stock option granted to a Grantee shall terminate three months (or such longer period as may be determined by the Board) after the date of such termination of service or employment, unless earlier terminated; (iii) any SAR or LSAR held by a Grantee shall terminate on the date of such termination of employment; provided, however, that the Board may extend the period of exercise of such SAR or LSAR to a date not later than three months after the date of such termination of employment or until the expiration of the term of such SAR or LSAR, whichever period is shorter; (iv) shares of restricted stock subject to an existing Restriction Period (or portion thereof) shall be forfeited upon the Grantee's termination of employment; (v) the portion of any performance share award which is then subject to a Performance Period shall be forfeited as of the date of such termination, and such portion shall be cancelled by the Company; and (vi) a performance unit relating to an existing Performance Cycle (or portion thereof) shall be forfeited if the Grantee's employment with the Company terminates before the end of the Performance Cycle.

         (ii) Termination by Reason of Retirement. If the termination of service or employment is by reason of normal retirement in accordance with the normal retirement policies of the Company or a Subsidiary, as the case may be, or is by reason of early retirement with the consent of the Board of Directors of the Company or a Subsidiary, as the case may be, (i) any Incentive Stock Option may be exercised by the Grantee for a period of three months (or, although such Option may no longer qualify as an Incentive Stock Option, such longer period as may be determined by the Board) after the date of such termination of service or employment, unless earlier terminated; (ii) a non- qualified stock option shall not terminate until the expiration of the award in accordance with the terms of the 1995 Plan; (iii) any SAR or LSAR may be exercised by the Grantee for a period of three months (or such longer period as may be determined by the Board) after the date of such termination of service or employment, unless earlier terminated; (iv) unless otherwise determined by the Board, all Performance Measures applicable to an award of restricted stock subject to a Restriction Period shall be deemed to have been satisfied, whereupon the Restriction Period shall terminate; (v) unless otherwise determined by the Board at the time of grant of a performance share award, all Performance Measures applicable to such award shall be deemed, as of the date of such termination, to have been satisfied, and the Performance Period applicable to such award shall thereupon terminate; and (vi) the holder of a performance unit relating to an existing Performance Cycle shall be awarded the same percentage, if any, of the performance unit which is earned by other Grantees for such Performance Cycle, and payment shall be made at the time payment is made to such other Grantees.

         (iii) Exercisability Upon Termination. Unless otherwise provided in the 1995 Plan or in the Agreement relating to an award granted hereunder, after a termination of service or employment an award granted to a Grantee who is not a Non-Employee Director shall be exercisable only to the extent it was exercisable at the time of the Grantee's termination of service or employment. In the case of any award, the Board may provide, by inclusion of appropriate language in the related Agreement, that a Grantee may (subject to the general limitations on exercise set forth in the 1995
     Plan), in the event of termination of service or employment of the Grantee with the Company or a Subsidiary, exercise an award, in whole or in part, at any time subsequent to such termination of service or employment and prior to termination of the award in accordance with the terms of the 1995 Plan, either subject to or without regard to any installment limitation on exercise imposed pursuant to the 1995 Plan. Whether a leave of absence or leave on military or government service shall constitute a termination of service or employment for purposes of the 1995 Plan shall be determined by the Board, which determination shall be final and conclusive. For purposes of the 1995 Plan, a termination of service or employment with the Company or a Subsidiary shall not be deemed to occur if the Grantee is immediately thereafter in the service or employ of the Company or any other Subsidiary.

     (b) Non-Employee Directors. Any award granted to a Non-Employee Director shall not terminate until the expiration of the award in accordance with the terms of the 1995 Plan, notwithstanding the Non-Employee Director's termination of service on the Board.


14. RIGHTS IN THE EVENT OF DEATH OR DISABILITY

     (a) Death of an Employee or Subsidiary Director. If a Grantee who is not a Non-Employee Director dies while employed by or in the service of the Company or a Subsidiary or within the period following the termination of service or employment during which an award under the 1995 Plan is exercisable, the executors, administrators, legatees or distributees of such Grantee's estate shall have the right (subject to the general limitations on exercise set forth in the 1995 Plan), (i) to exercise any Incentive Stock Option held by such Grantee at the date of such Grantee's death at any time within one year (or such longer period as may be determined by the Board) after the date of such Grantee's death and prior to termination of the award; (ii) to exercise any non-qualified stock option held by such Grantee at the date of such Grantee's death at any time prior to termination of the award pursuant to the 1995 Plan;
(iii) to exercise any SAR or LSAR held by such Grantee at the date of such Grantee's death at any time within one year (or such longer period as may be determined by the Board) after the date of such Grantee's death and prior to the termination of the award; (iv) unless otherwise determined by the Board, with respect to an award of restricted stock subject to a Restriction Period, to have all Performance Measures applicable to such award deemed satisfied, whereupon the Restriction Period shall terminate; (v) unless otherwise determined by the Board, with respect to an award of performance shares subject to a Performance Period, to have all Performance Measures applicable to such award deemed satisfied, whereupon the Performance Period shall terminate; and
(vi) to be awarded the same percentage of a performance unit which is earned by other Grantees of performance units with respect to the same Performance Cycle, and payment shall be made at the time payment is made to such other Grantees, but only to the extent such Incentive Stock Option, non-qualified stock option, SAR or LSAR was exercisable immediately prior to such Grantee's death. In the case of any award granted hereunder, the Board may provide, by inclusion of appropriate language in the related Agreement, that, in the event of the death of the Grantee, the executors, administrators, legatees or distributees of such Grantee's estate may exercise the award (subject to the general limitations on exercise set forth in the 1995 Plan), in whole or in part, at any time subsequent to such Grantee's death and prior to termination of the award, either subject to or without regard to any installment limitation on exercise imposed pursuant to the 1995 Plan.

     (b) Disability of an Employee or Subsidiary Director. If a Grantee who is not a Non-Employee Director terminates service or employment with the Company or a Subsidiary by reason of the ''permanent and total disability'' (within the meaning of Section 22(e)(3) of the Code) of such Grantee, then such Grantee shall have the right (subject to the general limitations on exercise set forth in the 1995 Plan), (i) to exercise, in whole or in part, any Incentive Stock Option held by such Grantee at the date of such termination of service or employment at any time within one year (or, although such Option may no longer qualify as an Incentive Stock Option, such longer period as may be determined by the Board) after such termination of service or employment and prior to termination of the award; (ii) to exercise any non-qualified stock option held by the Grantee at the date of such termination of service or employment at any time prior to the termination of the award; (iii) to exercise any SAR or LSAR held by such Grantee at the date of such termination at any time within one year (or such longer period as may be determined by the Board) after the date of such termination and prior to the termination of the award; (iv) unless otherwise determined by the Board, with respect to an award of restricted stock subject to a Restriction Period, to have all Performance Measures applicable to such award deemed satisfied, whereupon the Restriction Period shall terminate; (v) unless otherwise determined by the Board, with respect to an award of performance shares subject to a Performance Period, to have all Performance Measures applicable to such award deemed satisfied, whereupon the Performance Period shall terminate; and (vi) to be awarded the same percentage of a performance unit which is earned by other Grantees of performance units with respect to the same Performance Cycle, and payment shall be made at the time payment is made to such other Grantees. Unless otherwise provided in the Agreement relating to an Option, SAR or LSAR granted hereunder, after a termination of service or employment by reason of ''permanent and total disability'' (within the meaning of Section 22 (e)(3) of the Code), an Option, SAR or LSAR granted to a Grantee who is not a Non-Employee Director shall be exercisable only to the extent such award was exercisable immediately prior to such termination of service or employment. In the case of any award, the Board may provide, by inclusion of appropriate language in the related Agreement, that the Grantee may (subject to the general limitations on exercise set forth in the 1995 Plan), in the event of the termination of service or employment of the Grantee with the Company or a Subsidiary by reason of the ''permanent and total disability'' (within the meaning of Section 22(e)(3) of the Code) of such Grantee, exercise an award, in whole or in part, at any time subsequent to such termination of service or employment and prior to termination of the award, either subject to or without regard to any installment limitation on exercise imposed pursuant to the 1995 Plan. Whether a termination of service or employment is to be considered by reason of ''permanent and total disability'' for purposes of the 1995 Plan shall be determined by the Board, which determination shall be final and conclusive.

     (c) Death or Disability of a Non-Employee Director. In the event of the death or ''permanent and total disability'' (within the meaning of Section 22(e)(3) of the Code) of a Non-Employee Director, each award held by such Non-Employee Director shall become immediately exercisable in full (subject to the general limitations on exercise set forth in the 1995 Plan) and may be exercised by the holder's guardian, legal representative, executor, administrator or similar person. Any award granted to a Non-Employee Director shall not terminate until the expiration of the award in accordance with the terms of the 1995 Plan.


15. USE OF PROCEEDS

     The proceeds received by the Company from the sale of Stock pursuant to awards granted under the 1995 Plan shall constitute general funds of the Company.


16. REQUIREMENTS OF LAW

     (a) Violations of Law. The Company shall not be required to sell or issue any shares of Stock under any award granted hereunder if the sale or issuance of such shares would constitute a violation by the individual exercising the award or the

Company of any provisions of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended the ''1933 Act''), upon exercise of any award granted hereunder, unless a registration statement under the 1933 Act is in effect with respect to the shares of Stock covered by such award, the Company shall not be required to sell or issue such shares unless the Board has received evidence satisfactory to it that the holder of such award may acquire such shares pursuant to an exemption from registration under the 1933 Act. Any determination in this connection by the Board shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the 1933 Act. The Company shall not be obligated to take any affirmative action in order to cause the exercise of an award or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that an award shall not be exercisable unless and until the shares of Stock covered by such award are registered or are subject to an available exemption from registration, the exercise of such award (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

     (b) Compliance with Rule 16b-3. The 1995 Plan is intended to comply with the applicable provisions of Rule 16b-3 under the 1934 Act. Any provision inconsistent with such Rule shall be inoperative and shall not affect the validity of the 1995 Plan.


17. AMENDMENT AND TERMINATION OF THE 1995 PLAN

     The Board may, at any time and from time to time, amend, suspend or terminate the Plan as to any shares of Stock as to which awards have not been granted without further approval of the shareholders of the Company, except to the extent that approval of the shareholders of the Company holding at least a majority of the shares of Stock present in person or by proxy at a duly called meeting of shareholders may be required to maintain compliance with Rule 16b-3 under the 1934 Act or the rules of the National Association of Securities Dealers Automated Quotation System; provided, however, that, to the extent required to maintain compliance with the applicable provisions of Rule 16b-3, the formula set forth in Section 4(b) shall not be amended more than once in any six-month period, except as such amendment may be required to comport with the Code or the Employee Retirement Income Security Act of 1974, as amended. Except as permitted under Section 18 hereof, no amendment, suspension or termination of the 1995 Plan shall, without the consent of the holder of the award, alter or impair rights or obligations under any award theretofore granted under the 1995 Plan.


18. EFFECT OF CHANGES IN CAPITALIZATION

     (a) Changes in Stock. If the outstanding shares of Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by the Company, occurring after the effective date of the 1995 Plan, the number and kinds of shares for which awards may be granted under the 1995 Plan shall proportionately and accordingly by the Company. In addition, the number and kind of shares for which awards are outstanding shall be adjusted proportionately and accordingly so that the proportionate interest of the holder of the award immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding awards shall not change the aggregate consideration payable with respect to shares subject to the unexercised portion of the award outstanding but shall include a corresponding proportionate adjustment in the consideration per share.

     (b) Reorganization in Which the Company Is the Surviving Corporation. Subject to Subsection (c) hereof, if the Company shall be the surviving corporation in any reorganization, merger, or consolidation of the Company with one or more other corporations, any award theretofore granted pursuant to the 1995 Plan shall pertain to and apply to the securities to which a holder of the number of shares of Stock subject to such award would have been entitled immediately following such reorganization, merger, or consolidation, with a corresponding proportionate adjustment of the consideration per share so that the aggregate consideration thereafter shall be the same as the aggregate consideration of the shares remaining subject to the award immediately prior to such reorganization, merger, or consolidation.

     (c) Reorganization in Which the Company Is Not the Surviving Corporation or Sale of Assets or Stock. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other corporations in which the Company is not the surviving corporation, or upon a sale of substantially all of the assets of the Company to another corporation, or upon a Change in Control of the Company or the Bank (i) all outstanding Options, SARs and LSARs shall immediately become exercisable in full; (ii) the Restriction Period applicable to any outstanding grant of restricted stock shall lapse; (iii) the Performance Cycle or Performance Period applicable to any outstanding performance unit or performance share shall lapse and terminate; (iv) the Performance Measures applicable to any outstanding grant of restricted stock or performance share or performance unit shall be deemed to be satisfied at the maximum level; and (v) there shall be substituted for each share of Stock available under the 1995 Plan, whether or not then subject to an outstanding award, the number and class of shares into which each outstanding share of Stock shall be converted pursuant to such Change in Control. In the event of any such substitution, the purchase or base price of any award hereunder shall be appropriately adjusted by the Board, such adjustments to be made in the case of outstanding awards without a change in the aggregate purchase price or base price.

     (d) Adjustments. Adjustments under this Section 18 related to stock or securities of the Company shall be made by the Board, whose determination in that respect shall be final, binding, and conclusive. No fractional shares of Stock or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

     (e) No Limitations on Company. The grant of an award pursuant to the 1995 Plan shall not affect or limit in any way the right or power of the Company to make adjustments, reclassification, reorganizations or changes of its capital or business structure or to merge, consolidate, dissolve or liquidate, or to sell or transfer all or any part of its business or assets.

     (f) Change in Control. A "Change in Control" of the Company, for purposes of the 1995 Plan, shall be deemed to have occurred if: (i) any person becomes the beneficial owner of 25% or more of the total number of voting shares of the Company; (ii) any person has received the approval of the Office of Thrift

Supervision ("OTS") under Section 10 of the Home Owners' Loan Act, as amended, or regulations issued thereunder, to acquire control of the Company;
(iii) any person has received approval of the OTS under Section 7(j) of the Federal Deposit Insurance Act, as amended, or regulations issued thereunder, to acquire control of the Company; (iv) any person has entered into a binding agreement to acquire (by means of stock purchase, cash tender or exchange offer, merger or other business combination) beneficial ownership of 25% or more of the total number of voting shares of the Company, whether or not the requisite approval for such acquisition has been received under the Home Owners' Loan Act, as amended, the Federal Deposit Insurance Act, as amended, or the respective regulations issued thereunder, provided that a Change in Control will not be deemed to have occurred under this clause (iv) unless the Board has made a determination that such action constitutes or will constitute a Change in Control, and further provided that a Change in Control shall no longer be deemed to have occurred upon the termination of such agreement for any reason whatsoever; (v) any person becomes the beneficial owner of 10% or more, but less than 25%, of the total number of voting shares of the Company, provided that the OTS has made a determination that such beneficial ownership constitutes a Change in Control of the Company under the Home Owners' Loan Act, as amended, or the regulations promulgated thereunder; (vi) any person (other than persons named as proxies solicited on behalf of the Board) holds irrevocable proxies for 25% or more of the total number of voting shares of the Company, provided that a Change in Control will not be deemed to have occurred under this clause (vi) unless the Board has made a determination that such action constitutes or will constitute a Change in Control; or (vii) as the result of, or in connection with, any cash tender or exchange offer, merger, or other business combination, sale of assets or contested proxy solicitation or election, or any combination of the foregoing transactions, the persons who were directors of the Company before such transaction shall cease to constitute at least two-thirds of the Board or any successor institution. For purposes of this Section 18, a "person" includes an individual, corporation, partnership, trust or group acting in concert. A person for these purposes shall be deemed to be a beneficial owner as that term is used in Rule 13d-3 under the 1934 Act. For purposes of the 1995 Plan, a "Change in Control" of the Bank shall be deemed to have occurred if the Company's beneficial ownership of the total number of voting shares of the Bank is reduced to less than 50% of such shares.

     Notwithstanding anything to the contrary contained herein, a Change in Control shall no longer be deemed (as of the time of the determination of the Board referred to below) to have occurred for the purposes of the 1995 Plan by virtue of any transaction or event which terminates or ceases to exist, with respect to which the Board by resolution adopted by the affirmative vote of at least two-thirds (2/3) of the members of the Board in office immediately prior to such transaction or event, shall specify that such transaction or event shall no longer be deemed to constitute a Change in Control of the Company for purposes of the 1995 Plan; provided that at the time of making a determination under this subsection the Board may attach such terms and conditions to its determination as it shall, in its discretion, deem appropriate; and provided further that the provisions of this paragraph shall not be applicable to any transaction or event pursuant to which any person becomes the beneficial owner of 50% or more of the total number of voting shares of the Company.



19. TAX WITHHOLDING

     The Company shall have the right to require, prior to the issuance or delivery of any shares of Stock or the payment of any cash pursuant to an award hereunder, payment by the holder of such award of any federal, state, local or other taxes which may be required to be withheld or paid in connection with such award. As determined by the Board at the time of grant of an award, an Agreement may provide that (i) the Company shall withhold from the shares of Stock or the amount of cash otherwise issuable or payable to a holder, the number of whole shares of Stock having an aggregate Fair Market Value or the amount of cash determined as of the date the obligation to withhold or pay taxes arises in connection with an award (the "Tax Date") in the amount necessary to satisfy any such obligation or (ii) the holder may satisfy any such obligation by any of the following means: (A) a cash payment to the Company, (B) delivery to the Company of previously owned whole shares of Stock (which, in the case of a Grantee subject to the reporting requirements of Section 16 of the 1934 Act, the Grantee has held for at least six months prior to delivery of such shares and for which the holder has good title, free and clear of all liens and encumbrances) having an aggregate Fair Market Value, determined as of the Tax Date, equal to the amount necessary to satisfy any such obligation, (C) authorizing the Company to withhold from the shares of Stock or the amount of cash otherwise issuable or payable to the holder pursuant to an award, the number of whole shares of Stock having an aggregate Fair Market Value or the amount of cash determined as of the Tax Date, equal to the amount necessary to satisfy any such obligation, (D) in the case of the exercise of an Option, a cash payment by a broker-dealer acceptable to the Company to whom the Optionee has submitted an irrevocable notice of exercise or
(E) any combination of (A), (B) and (C); provided, however, that the Board shall have sole discretion to disapprove of an election pursuant to any of clauses (B)--(E) and that in the case of a holder who is subject to Section 16 of the 1934 Act, the Company may require that the method of satisfying any such obligation be in compliance with Section 16 and the rules and regulations thereunder. An Agreement may provide for shares of Stock to be delivered or withheld having an aggregate Fair Market Value in excess of the minimum amount required to be withheld, but not in excess of the amount determined by applying the holder's maximum marginal tax rate. Any fraction of a share of Stock, which would be required to satisfy such an obligation shall be disregarded and the remaining amount due shall be paid in cash by the holder. The Company may require that any or all obligations to satisfy or pay taxes with respect to any award shall be satisfied or paid by the holder prior to the issuance of shares of Stock or the payment of cash by the Company.


20. DISCLAIMER OF RIGHTS

     No provision in the 1995 Plan or in any award granted or Agreement entered into pursuant to the 1995 Plan shall be construed to confer upon any individual the right to remain in the employ or service of the Company or any Subsidiary, or to interfere in any way with the right and authority of the Company or any Subsidiary either to increase or decrease the compensation of any individual at any time, or to terminate any employment or other relationship between any individual and the Company or any Subsidiary.


21. AGREEMENTS

     Unless otherwise provided herein, each award under the 1995 Plan shall be evidenced by an Agreement, in such form or forms as the Board may from time to time determine, applicable to such award. Agreements covering awards granted hereunder from time to time or at the same time need not contain similar provisions; provided, however, that all such Agreements shall comply with all terms of the 1995 Plan. No award shall be valid until an Agreement is executed by the Company and the Grantee and, upon execution by each party and delivery of the Agreement to the Company, such award shall be effective as of the effective date set forth in the Agreement.

22. NONEXCLUSIVITY OF THE 1995 PLAN

     Neither the adoption of the 1995 Plan nor the submission of the 1995 Plan to the shareholders of the Company for approval shall be construed as creating any limitations upon the right and authority of the Board to adopt such other incentive compensation arrangements (which arrangements may be applicable either generally to a class or classes of individuals or specifically to a particular individual or individuals) as the Board in its discretion determines desirable, including without limitation, the granting of stock options or stock appreciation rights otherwise than under the 1995 Plan.

                                   *   *   *

     The 1995 Plan was duly adopted and approved by the Board of Directors of the Company on February 27, 1995. The effective date of the 1995 Plan is May 3, 1995.



                                               _________________________________
                                               Secretary of the Company

     The 1995 Plan was duly approved by the shareholders of the Company at a
meeting of the shareholders held on the       day of May 3, 1995.



                                              __________________________________
                                              Secretary of the Company

                                                                 EXHIBIT 10 (ii)


                       AMENDMENT TO EMPLOYMENT AGREEMENT


         This Amendment to Employment Agreement ("Amendment") is made and entered into as of May 22, 1995, by and among ST. PAUL BANCORP, INC. (the "Company"), ST. PAUL FEDERAL BANK FOR SAVINGS (the "Bank") and JOSEPH C. SCULLY (the "Employee").

         WHEREAS, the Company, the Bank and the Employee have entered into a Restated Employment Agreement, dated as of December 19, 1994 (the "Agreement"), setting forth the terms and conditions for the employment relationships of the Employee with the Company and the Bank; and

         WHEREAS, the parties hereto desire to amend the Agreement in certain respects;

         NOW, THEREFORE, it is AGREED as follows:

         1. Section 9(a)(ii) of the Agreement is hereby amended to read in its entirety as follows:

                 "(ii) If during the term of this Agreement there is a change in control of the Company or of the Bank and the Employee without Good Reason voluntarily terminates his employment or this Agreement in connection with or within two years after such change in control, the Employee shall be entitled to receive from the Company, and the Company shall pay to the Employee, as a severance payment, or in lieu of a severance payment, for services previously rendered the Company and the Bank, a lump sum cash payment equal to one year's current compensation (as defined in Section 8(a)(ii) hereof), but not less than such compensation calculated as of the end of the fiscal year preceding such change in control."

         2. Section 18 of the Agreement is hereby amended to read in its entirety as follows:

                 "18. Allocation of Payments. Notwithstanding any other provisions of this Agreement, the obligations of the Bank to make payments hereunder shall be limited to the amount of such payments permitted by Regulatory Bulletin 27a issued by the OTS or any other applicable law or regulation in effect from time to time during the term of this Agreement. All additional payments contemplated under the terms of this Agreement in excess of the amount indicated in the preceding sentence, including but not limited to the payment contemplated under Section 9(a)(ii) of this Agreement, shall be an obligation of the Company only."

         3. Except as amended hereby, the Agreement shall continue and shall remain in full force and effect in all respects.

         4. This Amendment may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all of such counterparts shall together constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties have executed this Amendment or have caused this Amendment to be executed on their behalf, as of the date first above written.


ATTEST:                                    ST. PAUL BANCORP, INC.


____________________________               By__________________________________
                                                Patrick J. Agnew
                                                President


ATTEST:                                    ST. PAUL FEDERAL BANK FOR SAVINGS


____________________________               By___________________________________
                                                 Patrick J. Agnew
                                                 President


                                           EMPLOYEE


                                           _____________________________________
                                                 Joseph C. Scully

                       AMENDMENT TO EMPLOYMENT AGREEMENT


         This Amendment to Employment Agreement ("Amendment") is made and entered into as of May 22, 1995, by and among ST. PAUL BANCORP, INC. (the "Company"), ST. PAUL FEDERAL BANK FOR SAVINGS (the "Bank") and PATRICK J. AGNEW (the "Employee").

         WHEREAS, the Company, the Bank and the Employee have entered into a Restated Employment Agreement, dated as of December 19, 1994 (the "Agreement"), setting forth the terms and conditions for the employment relationships of the Employee with the Company and the Bank; and

         WHEREAS, the parties hereto desire to amend the Agreement in certain respects;

         NOW, THEREFORE, it is AGREED as follows:

         1. Section 9(a)(ii) of the Agreement is hereby amended to read in its entirety as follows:

                 "(ii) If during the term of this Agreement there is a change in control of the Company or of the Bank and the Employee without Good Reason voluntarily terminates his employment or this Agreement in connection with or within two years after such change in control, the Employee shall be entitled to receive from the Company, and the Company shall pay to the Employee, as a severance payment, or in lieu of a severance payment, for services previously rendered the Company and the Bank, a lump sum cash payment equal to one year's current compensation (as defined in Section 8(a)(ii) hereof), but not less than such compensation calculated as of the end of the fiscal year preceding such change in control."

         2. Section 18 of the Agreement is hereby amended to read in its entirety as follows:

                 "18. Allocation of Payments. Notwithstanding any other provisions of this Agreement, the obligations of the Bank to make payments hereunder shall be limited to the amount of such payments permitted by Regulatory Bulletin 27a issued by the OTS or any other applicable law or regulation in effect from time to time during the term of this Agreement. All additional payments contemplated under the terms of this Agreement in excess of the amount indicated in the preceding sentence, including but not limited to the payment contemplated under Section 9(a)(ii) of this Agreement, shall be an obligation of the Company only."

         3. Except as amended hereby, the Agreement shall continue and shall remain in full force and effect in all respects.

         4. This Amendment may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all of such counterparts shall together constitute but one and the same instrument.

        IN WITNESS WHEREOF, the parties have executed this Amendment or have caused this Amendment to be executed on their behalf, as of the date first above written.


ATTEST:                                    ST. PAUL BANCORP, INC.


_____________________________              By___________________________________
                                                 Joseph C. Scully
                                                 Chairman of the Board


ATTEST:                                    ST. PAUL FEDERAL BANK FOR SAVINGS


_____________________________              By___________________________________
                                                  Joseph C. Scully
                                                  Chairman of the Board


                                           EMPLOYEE


                                          ______________________________________
                                                  Patrick J. Agnew