Form 10-Q
period 1995-09-30
ST PAUL BANCORP INC
filed 1995-11-14
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended Sept. 30, 1995

                                       or

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

                               YES  X      NO
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value -- 18,740,634 shares, as of Nov. 1, 1995

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Sept. 30, 1995 and Dec. 31, 1994..........................  3

          Consolidated Statements of Income for the Three and Nine
          Months Ended Sept. 30, 1995 and 1994............................  4

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended Sept. 30, 1995 and 1994.......................  5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended Sept. 30, 1995 and 1994.......................  6

          Notes to Consolidated Financial Statements......................  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  8





PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K................................ 40

          Signature Page.................................................. 41

          Exhibits........................................................ 42

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                            Sept. 30,        Dec. 31,
Dollars in thousands                                                          1995            1994
-----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                   $      106,039  $     104,563
    Federal funds sold and interest-bearing bank balances                       42,794         18,100
    Short-term cash equivalent securities                                       26,370         37,285
                                                                         -----------------------------
    Total cash and cash equivalents                                            175,203        159,948

  Marketable-debt securities
    (Market: Sept. 30, 1995-92,102; Dec. 31, 1994-$95,773)                      92,768         99,643

  Mortgage-backed securities
    (Market: Sept. 30, 1995-$1,007,672; Dec. 31, 1994-$1,066,793)            1,022,764      1,126,617

  Loans receivable                                                           2,595,978      2,610,577
  Less:  accumulated provision for loan losses                                  38,914         42,196
                                                                        ------------------------------
    Net loans receivable                                                     2,557,064      2,568,381

  Loans held-for-sale, at lower of cost or market
    (Market: Sept. 30, 1995-$18,577; Dec. 31, 1994-$10,157)                     18,575         10,155
  Accrued interest receivable                                                   24,662         23,467
  Foreclosed real estate
    (Net of accumulated provision for losses:  Sept. 30, 1995-$1,653;
     Dec. 31, 1994-$2,019)                                                      10,194         16,484
  Real estate held for development or investment                                13,241         16,694
  Investment in Federal Home Loan Bank stock                                    36,304         29,847
  Office properties and equipment                                               44,551         44,112
  Prepaid expenses and other assets                                             35,272         36,189
                                                                        ------------------------------
TOTAL ASSETS                                                            $    4,030,598  $   4,131,537
                                                                        ==============================

LIABILITIES:
  Deposits                                                              $    3,196,602  $   3,232,903
  Short-term borrowings
    (FHLB advances: Sept. 30, 1995-$100,285; Dec. 31, 1994-$120,275)           125,285        221,180
  Long-term borrowings
    (FHLB advances: Sept. 30, 1995-$211,399; Dec. 31, 1994-$216,684)           266,609        271,747
  Advance payments by borrowers for taxes and insurance                         26,731         21,842
  Other liabilities                                                             39,664         32,468
                                                                        ------------------------------

  Total Liabilities                                                          3,654,891      3,780,140

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                             -              -
  Common stock (par value $.01 per share:  authorized-40,000,000 shares;
    issued at Sept. 30, 1995-19,946,081 shares;
    outstanding at Sept. 30, 1995-18,705,709 shares;
    issued at Dec. 31, 1994-19,785,405 shares;                                     199            198
    outstanding at Dec. 31, 1994-18,781,480)
  Paid-in capital                                                              140,427        138,039
  Retained income, substantially restricted                                    261,880        238,929
  Unrealized loss on securities, net of taxes                                     (219)        (3,531)
  Borrowings by employee stock ownership plan                                   (1,000)        (1,000)
  Unearned employee stock ownership plan shares (196,350 shares)                (2,883)        (2,883)
  Treasury stock (Sept. 30, 1995-1,240,372 shares;
      Dec. 31, 1994-1,003,925 shares)                                          (22,697)       (18,355)
                                                                        ------------------------------
  Total stockholders' equity                                                   375,707        351,397
                                                                        ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    4,030,598  $   4,131,537
                                                                        ==============================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Three months ended              Nine months ended
                                                                         Sept. 30,                      Sept. 30,
                                                                    ------------------             -------------------
Dollars in thousands except per share amounts                      1995         1994             1995          1994
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                             $    50,648   $   45,861        $   150,281  $  134,696
  Mortgage-backed securities                                        16,150       16,718             49,750      41,997
  Marketable-debt securities                                         1,238        1,334              3,767       4,736
  Federal funds and interest-bearing bank balances                     830           87              1,727         851
  Other investment income                                              962          778              2,928       3,537
                                                                    -------------------            -------------------
     Total interest income                                          69,828       64,778            208,453     185,817

INTEREST EXPENSE:
  Deposits                                                          33,911       28,700             98,355      85,094
  Short-term borrowings                                              2,503        1,619              8,533       1,956
  Long-term borrowings                                               4,766        4,749             14,338      10,462
                                                                    -------------------            -------------------
     Total interest expense                                         41,180       35,068            121,226      97,512
                                                                    -------------------            -------------------

     Net interest income                                            28,648       29,710             87,227      88,305

Provision for loan losses                                              300        1,200              1,400       3,900
                                                                    -------------------            -------------------
     Net interest income after provision for loan losses            28,348       28,510             85,827      84,405


OTHER INCOME:
  Loan servicing fees                                                  374          361             1,201        1,073
  Other fee income                                                   5,821        4,403            16,264       12,254
  Net gain on assets sold                                               91           24               967          494
  Discount brokerage commissions                                       809          811             2,245        2,978
  Income from real estate development                                  909          943             2,069        2,174
  Insurance and annuity commissions                                    678          808             2,355        2,747
  Other                                                                 31          115                53          359
                                                                    -------------------            -------------------
     Total other income                                              8,713        7,465            25,154       22,079

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                    11,918       11,800            36,348       35,462
  Occupancy, equipment and other office expense                      5,913        5,256            17,206       15,362
  Advertising                                                        1,036        1,180             3,131        3,499
  Federal deposit insurance                                          2,229        2,232             6,663        6,710
  Other                                                              1,368        1,281             4,182        3,882
                                                                    -------------------            -------------------
     General and administrative expense                             22,464       21,749            67,530       64,915

Loss on foreclosed real estate                                         312          347               968        1,588
                                                                    -------------------            -------------------
     Income before income taxes                                     14,285       13,879            42,483       39,981

Income taxes                                                         5,225        4,867            15,391       14,151
                                                                    -------------------            -------------------
     NET INCOME                                               $      9,060   $    9,012       $    27,092  $    25,830
                                                                    ===================           ====================

EARNINGS PER SHARE:
  Primary                                                     $       0.46   $     0.44       $      1.39  $      1.27
  Fully diluted                                                       0.46         0.44              1.38         1.27
                                                                    ===================           ====================

DIVIDENDS PER SHARE                                           $      0.075   $    0.075       $     0.225  $     0.225
                                                                    ===================           ====================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                           Unrealized              Borrowings  Unearned
                                                           Gain/(Loss)            by Employee  Employee
                        Common Stock                          on       Pension      Stock      Stock               Total
                     -----------------  Paid-In  Retained  Securities, Adjustment, Ownership  Ownership  Treasury Stockholders'
                     Shares    Amount   Capital   Income   Net of Tax  Net of Tax    Plan     Plan Shares Stock     Equity
                    ----------------------------------------------------------------------------------------------------------
Balance at
December 31, 1993  19,683,981    $197  $136,609  $210,215      $4,594       ($46)    ($4,240)   $    --    $  --   $347,329

Stock option
  exercises            98,924       1     1,369        --          --         --          --         --       --      1,370
Net Income                 --      --        --    25,830          --         --          --         --       --     25,830
Cash dividends paid
  to stockholders
  ($0.225 per share)       --      --        --    (4,355)         --         --          --         --       --     (4,355)
Change in unrealized
  gain/(loss) on
  securities,
  net of tax               --      --        --        --      (6,520)        --          --         --       --     (6,520)
Repayment of  ESOP
  borrowing                --      --        --        --          --         --         357         --       --        357
Adoption of SOP
  93-6                     --      --        --        --          --         --       2,883     (2,883)      --         --
Treasury stock
  purchases          (286,950)     --        --        --          --         --          --         --   (5,134)    (5,134)
----------------------------------------------------------------------------------------------------------------------------
BALANCE
SEPT. 30, 1994     19,495,955    $198  $137,978  $231,690     ($1,926)      ($46)    ($1,000)   ($2,883) ($5,134)  $358,877
============================================================================================================================


Balance at
December 31, 1994  18,781,480    $198  $138,039  $238,929     ($3,531)      $ --     ($1,000)   ($2,883)($18,355)  $351,397
Stock option
  exercises           160,676       1     2,388        --          --         --          --         --       --      2,389
Net Income                 --      --        --    27,092          --         --          --         --       --     27,092
Cash dividends paid
  to stockholders
  ($0.225 per share)       --      --        --    (4,141)         --         --          --         --       --     (4,141)
Change in unrealized
  gain/(loss) on
  securities,
  net of tax               --      --        --        --       3,312         --          --         --       --      3,312
Treasury stock
  purchases          (236,447)     --        --        --          --         --          --         --   (4,342)    (4,342)
----------------------------------------------------------------------------------------------------------------------------
BALANCE
SEPT. 30, 1995     18,705,709    $199  $140,427  $261,880       ($219)      $ --     ($1,000)   ($2,883)($22,697)  $375,707
===========================================================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended Sept. 30,
                                                               ---------------------------
Dollars in thousands                                                1995          1994
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $  27,092     $  25,830
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                      1,400         3,900
     Provision for losses on foreclosed real estate                   568         1,458
     Provision for depreciation                                     4,782         3,857
     Assets originated and acquired for sale                      (32,944)      (42,640)
     Sale of assets held for sale                                  24,999        60,960
     Increase in accrued interest receivable                       (1,195)       (2,413)
     Decrease in prepaid expenses and other assets                    918         4,039
     Decrease in other liabilities                                  7,195         1,899
     Net amortization of yield adjustments                          4,353          (933)
     Other items, net                                             (14,586)       (9,034)
-----------------------------------------------------------------------------------------
   Net cash provided by operating activities                       22,582        46,923
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                          268,114       360,230
Loans originated and purchased for investment                    (258,226)     (539,556)
Loans receivable sold                                               2,984         3,369
Principal repayments on available for sale mortgage-
   backed securities                                               13,452        53,690
Principal repayments on held to maturity mortgage-
   backed securities                                               99,984       116,446
Purchase of available for sale mortgage-backed securities         (65,139)      (27,127)
Purchase of held to maturity mortgage-backed securities                --      (604,834)
Sale of available for sale mortgage-backed securities              56,887        15,459
Maturities of available for sale marketable-debt securities         8,000        19,000
Purchase of available for sale marketable-debt securities            (236)      (20,950)
Purchase of held to maturity marketable-debt securities                --       (30,695)
Sale of available for sale marketable-debt securities                  --        70,182
Additions to real estate                                           (7,790)      (10,918)
Real estate sold                                                   24,860        24,344
(Purchase) sale of Federal Home Loan Bank stock                    (6,457)        1,443
Purchase of office properties and equipment                        (5,221)       (6,680)
Proceeds from sales of office properties and equipment                 --           606
-----------------------------------------------------------------------------------------
   Net cash provided (used) by investing activities               131,212      (575,991)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from sales of certificates of deposit                    234,809       272,074
Payments for maturing certificates of deposit                    (262,709)     (336,114)
Net decrease in remaining  deposits                                (8,401)      (24,804)
Increase in long-term borrowings                                      100       210,028
Repayment of long-term borrowings                                  (5,238)         (335)
Increase (decrease) in short-term borrowings, net                 (95,895)      219,975
Dividends paid to stockholders                                     (4,141)       (4,355)
Net proceeds from exercise of stock options                         2,389         1,370
Purchase of treasury stock                                         (4,342)       (5,134)
Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                          4,889       (10,082)
-----------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities              (138,539)      322,623
-----------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   15,255      (206,445)
Cash and cash equivalents at beginning of period                  159,948       336,331
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $175,203      $129,886
=========================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest credited on deposits                                    $ 83,289      $ 76,383
Interest paid on deposits                                           8,704         8,026
-----------------------------------------------------------------------------------------
Total interest paid on deposits                                    91,993        84,409

Interest paid on borrowings                                        24,093        10,984
Income taxes paid, net                                             16,006        11,218
Real estate acquired through foreclosure                            8,505        11,807
Loans originated in connection with real estate
   acquired through foreclosure                                    11,885         9,865
=========================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three- and nine-month periods ended Sept. 30, 1995 are not necessarily indicative of the results expected for the entire fiscal year.

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

3. At Sept. 30, 1995, the Bank had outstanding commitments to originate 1-4 family real estate loans of $21.8 million. Of these commitments, $17.4 million were for adjustable-rate loans and $4.4 million were for fixed-rate loans.
Most of these commitments expire after sixty days. The Bank also had commitments to originate $897,000 of adjustable rate 1-4 family construction loans and $7.1 million of adjustable rate mortgage loans secured by multifamily real estate. At Sept. 30, 1995, the Bank had commitments to purchase $18.9 million of adjustable rate mortgage-backed securities. Unused home equity lines of credit totaled $52.2 million as of Sept. 30, 1995. The Bank anticipates funding originations with liquidity.

The Bank held commitments, at Sept. 30, 1995, to sell $10.2 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
      St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), Illinois' largest independent savings institution. At Sept. 30, 1995, the Company reported total assets of $4.0 billion and the Bank operated 52 full-service branches in the Chicago metropolitan area. The branch network comprises of 35 full-size offices and 17 banking offices located in Omni(R) and Cub(R) superstores. In addition, the Bank operated 178 automated teller machines (ATMs), the second largest network in Chicago. The Bank also services 174,000 checking accounts and 27,000 loans at Sept. 30, 1995. The Federal Deposit Insurance Corporation ("FDIC") insures the deposit accounts of the Bank.

    Both the Company and the Bank continued to operate other wholly owned subsidiaries during 1995, including St. Paul Financial Development Corporation, Annuity Network, Inc., St. Paul Service, Inc. and Investment Network, Inc. As of Sept. 30, 1995, customers maintain $355 million of investments through Investment Network, Inc. and $312 million of annuity contracts through Annuity Network, Inc.

     Generally, the Bank reinvests funds obtained from its retail banking facilities in loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank focuses most of its current lending activities on the origination and purchase of various mortgage products secured by 1-4 family residential properties through its retail banking offices and local loan origination correspondents. During 1995, the Bank began taking loan applications, on a test basis, through its telephone banking program. Management expanded its banking services through the introduction of a telephone banking center in October of 1995. The Bank also uses a correspondent loan program to originate 1-4 family mortgages outside the Chicago metropolitan area, primarily in the states of Illinois, Wisconsin, Indiana, Michigan, and Ohio. The retail banking offices offer a variety of consumer loan products, including home equity loans, secured lines of credit, education, auto and credit card loans.(1)

         The Bank also offers mortgage loans to qualifying borrowers to finance

---------------
        (1) The credit card product is offered by the Bank through an agency agreement with another lender.

apartment buildings with up to 120 units located within a 100 mile radius of the Chicago metropolitan area. During 1995, the Bank provided construction financing to experienced residential land developers and home builders in the Chicago metropolitan area, however, due to market conditions, this program was recently discontinued. In addition, the Bank has refinanced multifamily and commercial loans which have matured during 1995 or are scheduled to mature in the near future. The Bank also originates mortgage loans to facilitate the sale of multifamily, and occasionally, commercial real estate owned by the Bank. Periodically, the Bank will also repurchase multifamily loans sold with recourse.

     Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multifamily real estate and to a lesser extent,
loans secured by commercial real estate.    At Sept. 30, 1995, $1.0 billion or
24.9% of total assets were comprised of loans secured by multifamily real estate properties, of which $545.0 million or 13.5% of total assets represented multifamily loans secured by real estate located in California. Also, $52.3 million or 1.3% of the Company's total assets at Sept. 30, 1995 included loans secured by commercial real estate, other than multifamily.

     The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities. The Bank classifies investment securities as either available for sale or held to maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

         Changes in real estate market values also affect the Bank's earnings. As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT" for further details.

         In April 1995, St. Paul Bancorp filed an application with the Office of the Comptroller of the Currency for a de novo commercial bank charter. This application was precipitated by the decline in FDIC insurance rates for members of the Bank Insurance Fund ("BIF"). Management would operate the national bank side by side with its federal savings bank. Management hopes that legislative action will cause the FDIC premium rates for the Savings Association Insurance Fund ("SAIF") and BIF to converge, thus rendering the additional bank charter unnecessary.

         During the Third Quarter of 1995, a solution to the disparity between premium rates paid by SAIF and BIF institutions was proposed by the Treasury Department to Congress. The proposal would require SAIF members, such as St. Paul Federal Bank, to pay a special assessment of $0.85 to $0.90 per $100 of insured deposits at Mar. 31, 1995 to recapitalize the SAIF. Annual premiums would then be reduced to a level that would approximate the premiums paid by BIF members, with the SAIF and BIF insurance funds possibly merging at some time in the future. Legislative action is anticipated during the Fourth Quarter of 1995, and would result in a $27 million to $29 million pretax charge during that quarter. However, the lower rate that would be paid during 1996 and beyond would result in an annual pretax savings of $7 million.

         Congress has also discussed the elimination of the separate thrift charter and may require thrifts, such as St. Paul Federal Bank, to convert to a national bank charter. Such a merger, without revisions to existing federal income tax provisions relating to bad debt reserves, could result in a recapture of the federal tax bad debt reserve and trigger an income tax liability of approximately $18.6 million for St. Paul Federal Bank. Action on the thrift charter issue and modification of federal income tax provisions to prevent the recapture of the bad debt reserve is not expected until 1996.

         During the Fourth Quarter of 1995, the Financial Accounting Standards Board is expected to announce that it will grant a brief holiday from the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No 115, the Bank classifies investment securities as either available for sale or held to maturity, and transfers between categories is allowed in only very limited circumstances.
The holiday would permit the movement of investment securities from category to category without calling into question prior portfolio classifications until Dec. 31, 1995.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.03 billion at Sept. 30, 1995 compared to $4.13 billion at Dec. 31, 1994, a decrease of $100.9 million or 2.4%. Lower MBS balances of $103.9 million and loans receivable of $14.6 million were partly offset by higher cash and cash equivalents of $15.3 million.

     Cash and cash equivalents totaled $175.2 million at Sept. 30, 1995 compared to $159.9 million at Dec. 31, 1994, an increase of $15.3 million or 9.5%. See "CASH FLOW ACTIVITY" for further detail.

     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $92.8 million at Sept. 30, 1995, $6.9 million or 6.9% lower than Dec. 31, 1994. Proceeds from maturities provided additional liquidity during the first nine months of 1995. The weighted average yield earned on the marketable-debt security portfolio was 5.34% at Sept. 30, 1995 compared to 5.04% at Dec. 31, 1994. A step up in rate of tiered, fixed rate securities produced the increase in the weighted average yield since year-end 1994. At September 30, 1995 three-quarters of the Company's marketable-debt securities are classified as held to maturity under SFAS No. 115. At Sept. 30, the Company recorded an unrealized loss of $236,000 on available for sale marketable-debt securities compared to an unrealized loss of $1.6 million at Dec. 31, 1994. A decline in medium term market interest rates since Dec. 31, 1994 provided most of the improvement in value on the available for sale marketable-debt securities.

     MBS totaled $1.02 billion at Sept. 30, 1995, $103.9 million or 9.2% lower than the $1.13 billion of MBS at Dec. 31, 1994. The sale of $56.9 million of fixed rate, available for sale MBS and receipt of principal repayments produced the decline in balance. The purchase of $65.1 million of adjustable rate, available for sale MBS partly offset these declines. See "COMPARISON OF NINE MONTHS ENDED SEPT. 30, 1995 AND 1994" for further discussion of the $837,000 gain recorded on the sale of MBS. The weighted average yield on the MBS portfolio was 6.33% at Sept. 30, 1995 compared to 6.02% at Dec. 31, 1994. Upward repricing on adjustable rate MBS produced the higher weighted average yield at Sept. 30, 1995.

   Similar to the marketable-debt securities portfolio, most of the MBS
portfolio is classified as held to maturity under SFAS No. 115.   At Sept. 30,
1995, the Company recorded an unrealized loss on its available for sale MBS of $133,000 compared to an unrealized loss of $4.1 million at Dec. 31, 1994. The decrease in the unrealized loss was associated with lower market interest rates at Sept. 30, 1995 compared to year-end 1994.

     At Sept. 30, 1995, 66% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates). In comparison, 63% of the MBS portfolio had adjustable rate characteristics at Dec. 31, 1994. Some securities may not fully reprice in response to higher market interest rates because they contain periodic and lifetime interest rate caps.

     Loans receivable totaled $2.60 billion at Sept. 30, 1995 compared to $2.61 billion at Dec. 31, 1994, a decrease of $14.6 million or 0.6%. Loan repayments slightly outpaced loans originated and purchased for investment during the first nine months of 1995. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average yield on loans receivable was 7.77% at Sept. 30, 1995, compared to 7.51% at Dec. 31, 1994, largely as a result of upward repricing of adjustable rate mortgages. At Sept. 30, 1995, 79% of the loan portfolio had adjustable rate characteristics, compared to 77% at Dec. 31, 1994.

     Deposits totaled $3.20 billion at Sept. 30, 1995, $36.3 million or 1.1% lower than the deposit balances of $3.23 billion at Dec. 31, 1994. At Sept. 30, 1995, the weighted average cost paid on deposits was 4.29% compared to 3.85% at Dec. 31, 1994. Although deposit interest costs have increased significantly since year-end 1994 in response to higher short-term market interest rates, the rate of increase has slowed during the recent quarter. The Company's deposit costs continue to be below certain of its competitors, according to certain industry surveys.

     Total borrowings, which include FHLB advances, totaled $391.9 million at Sept. 30, 1995, $101.0 million or 20.5% lower than the $492.9 million of balances at Dec. 31, 1994. During 1995, the Bank used liquidity to reduce borrowing balances, with most of the reduction occurring in short-term
borrowing which decreased by $95.9 million.   The combined weighted average
cost paid on borrowings was 6.75% at Sept. 30, 1995 compared to 6.68% at Dec. 31, 1994. A large amount of the Bank's adjustable rate FHLB advances are tied to lagging indices, which produced the increase in the borrowing weighted average cost during 1995 despite generally lower short-term market interest rates. See "CASH FLOW ACTIVITY" for further discussion.

         Stockholders' equity of the Company was $375.7 million at Sept. 30, 1995 or 9.24% of average assets during the first nine months of 1995. In comparison, stockholders' equity at Dec. 31, 1994 was $351.4 million or 8.95% of average assets for the year-ended Dec. 31, 1994. The $24.3 million growth in stockholders' equity during the nine months ended Sept. 30, 1995 primarily resulted from $27.1 million of net income, a $3.3 million improvement in value of available for sale securities(2), and $2.4 million of equity provided by the exercise of employee stock options. The growth in equity was partly offset by the addition of $4.3 million of treasury stock and $4.1 million of dividend payments to shareholders. See "REGULATORY CAPITAL REQUIREMENT" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

         During 1995, the Company acquired 236,447 shares of its outstanding common stock (at a weighted average cost per share of $18.36) to complete a stock repurchase program that began in July 1994. As of Sept. 30, 1995, the number of shares acquired under all repurchase programs totaled 1,240,372 shares (at a weighted average cost per share of $18.30). Management's primary objective in reacquiring its shares was to increase return on equity and earnings per share for those shares that remain outstanding. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

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

---------------
        (2) Under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in 1993, adjustments to the market value of available for sale securities are recorded directly to stockholders' equity, net of taxes.

         During 1995, the Bank continued to exceed the core, tangible, and risk-based capital requirements by wide margins. The following table presents the Bank's regulatory capital position as of Sept. 30, 1995 and Dec. 31, 1994:


=======================================================================
                                           SEPT. 30, 1995
-----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital        Capital         Capital
-----------------------------------------------------------------------
Actual percentage                9.12%           9.12%          17.71%
Required percentage              3.00            1.50            8.00
-----------------------------------------------------------------------
Excess percentage                6.12%           7.62%           9.71%
=======================================================================
Actual capital               $362,598        $362,598        $390,206
Required capital              119,315          59,657         176,228
-----------------------------------------------------------------------
Excess capital               $243,283        $302,941        $213,978
=======================================================================

                                           DEC. 31, 1994
-----------------------------------------------------------------------
Dollars in                      Core          Tangible       Risk-Based
Thousands                      Capital         Capital         Capital
-----------------------------------------------------------------------
Actual percentage                8.51%           8.51%          16.65%
Required percentage              3.00            1.50            8.00
-----------------------------------------------------------------------
Excess percentage                5.51%           7.01%           8.65%
=======================================================================
Actual capital               $347,837        $347,837        $376,201
Required capital              122,654          61,327         180,786
-----------------------------------------------------------------------
Excess capital               $225,183        $286,510        $195,415
=======================================================================

     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Sept. 30, 1995:

                                                              Sept. 30,
Dollars in thousands                                            1995
-----------------------------------------------------------------------
Stockholders' equity of the Company                            $375,707
Less: capitalization of the Company's
      subsidiaries other than the Bank                          (10,788)
Less: capitalization of the Company                                 355
-----------------------------------------------------------------------
Stockholder's equity of the Bank                                365,274
Plus: unrealized loss on
      available for sale securities                                 217
Less: investments in non-includable
      subsidiaries                                               (1,464)
Less: intangible assets                                          (1,429)
-----------------------------------------------------------------------
Tangible and core capital                                       362,598
Plus: allowable GVAs                                             27,608
-----------------------------------------------------------------------
Risk-based capital                                            $ 390,206
=======================================================================

         During the first nine months of 1995, the Bank's core and tangible capital ratios increased 61 basis points, while the risk-based capital ratio increased 106 basis points. The Bank's net income during the first nine months of 1995, net of dividends paid to St. Paul Bancorp, produced a majority of the improvement in the ratios. A decrease in regulatory assets and risk-weighted assets also contributed to the higher ratios.

         The OTS has issued notice of a proposed regulation that would require all but the most highly-rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5%. The Bank's excess core capital would have been $203.5 million, if it had to meet a 4% core capital ratio as of Sept. 30, 1995, versus $243.3 million of excess core capital under current requirements.

         In 1993, the OTS issued a regulation that adds an interest rate risk component to the risk-based capital requirement for "excess interest rate risk." Under the new regulation, an institution is considered to have excess interest rate risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%.
If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At Sept. 30, 1995, the Bank does not have "excess interest rate risk" as defined in the OTS regulation and currently is not subject to an additional risk-based capital requirement. If the Bank would become subject to an additional capital requirement for "excess interest rate risk", then it has $214.0 million of excess risk-based capital at Sept. 30, 1995 available to meet the higher capital requirement.

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

         At Sept. 30, 1995, the Bank is considered "well capitalized" under the OTS' prompt corrective action regulations based upon ratios of Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital of 9.12%, 16.42%, and 17.71%, respectively.

CASH FLOW ACTIVITY

Sources of Funds. The major sources of funds during the nine months ended Sept. 30, 1995 included $381.6 million of principal repayments on loans receivable and MBS, $234.8 million from the issuance of certificates of deposit("CDs"), and $56.9 million from the sale of fixed rate available for sale MBS.

         Repayments of loans receivable and MBS were $381.6 million during the first nine months of 1995 compared to $530.4 million during the same period in 1994, a decline of $148.8 million or 28.1%. The rise in market interest rates during 1994 curtailed the level of loan refinancing activity, resulting in a steady decline in loan repayments throughout 1994 and into early 1995. While Management believes the repayment activity during 1995 will continue to be less than that experienced in 1994, loan and MBS repayments have been increasing since the first quarter of 1995.

         Management relied on CD sales as a funding source during the first nine months of 1995. Promotional activities and an increase in offering rates on new CD products have attracted depositors to CDs resulting in $234.8 million of proceeds from the sale of CDs received during the first nine months of 1995. However, CD sales during 1995 were still $37.3 million or 14% less than the proceeds received from CD sales during 1994. During 1994, the Bank relied heavily on CD sales to provide liquidity to fund loan originations.

         The slow down in fixed rate lending since the beginning of 1994 produced a decrease in loan sales, which totaled only $25.0 million in the first nine months of 1995 compared to $61.0 million in the same period a year ago. A rise in interest rates during 1994 curtailed the demand for fixed rate loans. The demand has remained low during 1995, and combined with the Bank's emphasis on adjustable rate loans, caused the decline in fixed rate originations and related sales during the first nine months of 1995 as compared to the same period a year ago. Generally, the Bank's policy is to sell conforming, fixed rate mortgage loans in the secondary market. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details of loan origination and sale commitments.

         During 1995, the Bank sold $56.9 million of fixed rate, available for sale MBS to provide additional liquidity. In comparison, during the first nine months of 1994, the Bank sold $15.5 million of available for sale MBS and $70.2 million of available for sale marketable-debt securities, which provided additional liquidity for MBS acquisitions and loan originations.

Uses of Funds. The major uses of funds during the nine months ended Sept. 30, 1995 included $262.7 million of payments for maturing CDs, $258.2 million of loans originated and purchased for investment, $101.1 million of repayments of short-term and long-term borrowings, and $65.1 million for the purchase of available for sale MBS.

         Payments for maturing CDs decreased $73.4 million during 1995 to total $262.7 million for the nine months ended Sept. 30, 1995. The Bank attempted to retain more of its maturing CD balances by offering depositors higher rates and other special promotions.

         Loans originated for investment were $258.2 million during the first nine months of 1995, or approximately 52% below the $539.6 million of loan originations during the same period in 1994. The Bank benefited from the consumer market demand for adjustable rate mortgages in 1994 that resulted from the increase in long-term market interest rates. Management expects loan origination volumes during 1995 to be less than 1994. Although loan origination volumes have declined, the origination of home equity and consumer loans during the first nine months of 1995 increased to $56.8 million, or 13% higher than during the same period in 1994. Management hopes to continue to increase these originations through the Bank's new telephone banking center.

         MBS purchases during the first nine months of 1995 totaled $65.1 million, far less than the $632.0 million purchased during the same period in 1994. The Bank also purchased $51.6 million of marketable-debt securities during the first nine months of 1994 compared to only $236,000 in 1995. Management used borrowings and liquidity to acquire MBS during the first nine months of 1994 in order to enhance investment income and net interest income.

         During the first nine months of 1995, liquidity was used to reduce borrowing balances, as short-term and long-term borrowings were reduced by $101.0 million. In contrast, during the first nine months of 1994, borrowing balances increased by $429.7 million. These borrowings were used to acquire MBS and fund loan originations. See "COMPARISON OF THREE MONTHS ENDED SEPT. 30, 1995 AND 1994 -- INTEREST EXPENSE" for further details.

Holding Company Liquidity. At Sept. 30, 1995, St. Paul Bancorp, the holding company, had $27.7 million of cash and cash equivalents, which included amounts due from depository institutions, and marketable-debt securities with original maturities of less than 90 days. St. Paul Bancorp also owned $243,000 of marketable-debt securities at Sept. 30, 1995, which collaterize borrowings of the ESOP.

         Sources of liquidity for St. Paul Bancorp during the first nine months of 1995 included $13.3 million of dividends from the Bank, $400,000 of dividends from Annuity Network, Inc., and $2.4 million of cash provided by the issuance of common stock from the exercise of employee stock options. Uses of St. Paul Bancorp's liquidity during the first nine months of 1995 included the acquisition of $5.4 million of St. Paul Bancorp common stock under the stock repurchase program, the payment of $4.2 million of dividends to shareholders, and the payment of $2.1 million of interest on the subordinated debt issued in February of 1993. See "STATEMENT OF CONDITION" for further discussion.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At Sept. 30, 1995, the Bank had $240.7 million invested in liquid assets, which exceeded the current requirement by $73.7 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate(3) for the three months ended Sept. 30, 1995 and 1994:

                                        INCREASE/(DECREASE) DUE TO
                                     ---------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
Loans receivable                      $3,002     $ 1,785      $4,787
Mortgage-backed securities            (2,476)      1,908        (568)
Marketable-debt securities              (153)         57         (96)
Federal funds and interest-bearing
  bank balances                          713          30         743
Other short-term investments               8         176         184
                                                             --------
  Total interest income                                        5,050


CHANGE IN INTEREST EXPENSE:

Deposits                                (229)      5,440       5,211
Short-term borrowings                    460         424         884
Long-term borrowings                    (112)        129          17
                                                             -------
  Total interest expense                                       6,112
                                                             -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(1,062)
                                                             ========

--------------------
(3) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF THREE MONTHS ENDED SEPT. 30, 1995 AND 1994

General.   Net income totaled $9.1 million during the three month period ended
Sept. 30, 1995, an increase of 1% compared to the $9.0 million of net income recorded during the same period in 1994. An improvement of $1.2 million in other income and a $900,000 reduction in the provision for loan losses was mostly offset by lower net interest income of $1.1 million and general and administrative expenses of $715,000. The higher level of pretax earnings in 1995 and an increase in the effective income tax rate produced the $358,000 increase in income tax expense.

         While net income increased by 1% between the two quarters, earnings per share increased by 5% from $0.44 during the third quarter of 1994 to $0.46 per share in 1995. Earnings per share benefited from the acquisition of 1.2 million shares of Company stock through stock repurchase programs during 1994 and early 1995.

Net Interest Income. Net interest income totaled $28.6 million during the three months ended Sept. 30, 1995, $1.1 million or 3.6% less than net interest income recorded during the same period in 1994. Between the two periods, interest expense rose $6.1 million while interest income improved by $5.1 million.

         Despite a modest growth in average interest earning asset levels, which were $3.86 billion during the third quarter of 1995 compared to $3.83 billion during the third quarter of 1994, net interest income declined due to contracting spreads. The net interest margin ("NIM") declined 13 basis points from 3.10% for the third quarter of 1994 to 2.97% for the third quarter of 1995.(4) Much of the decline in the NIM was associated with an increase in deposit costs, as the Bank raised new offering rates on CDs in order to maintain deposit balances. This decline was partly offset by favorable repricing on MBS and loans. Also, Management leveraged the balance sheet in recent periods by acquiring loans and MBS with borrowings. Management's goal for these leveraged transactions was to preserve net interest income and return on equity by expanding interest earning asset levels as the interest rate spread contracted.

Interest Income. Interest income on loans receivable increased $4.8 million over the third quarter of 1994. Both higher average loan balances and effective yield
----------------------
(4) The NIM for the third quarter of 1995 was about level with the NIM of 2.98% reported during the second quarter of 1995.

produced the increase in interest income. Average loan balances were $2.62 billion during the three months ended Sept. 30, 1995 up $157.5 million over $2.46 billion during the same period in 1994. A record level of loan originations during 1994 and lower loan repayments during 1995 produced the higher average balance in the loan portfolio. The effective yield earned on loans increased 28 basis points to 7.73% during the third quarter of 1995 from 7.45% during the third quarter of 1994. The higher effective yield was produced by upward repricing of adjustable rate loans and lower interest reserves on delinquent loans.

         Despite higher short-term interest rates since the beginning of 1994, several characteristics of the loan portfolio impact the weighted average loan rate. First, interest rate caps have kept interest rates on $310 million of adjustable rate loans below their fully-indexed rates.(5) These interest rate caps can limit the amount of upward repricing on a periodic and life time basis. Most of the periodic interest rate caps in the Bank's portfolio are 2%. Second, $556 million of the loan portfolio was at their floors at Sept. 30, 1995. The Bank currently benefits from these floors as it sets the minimum interest rate for a loan, however, in periods of rising interest rates, these assets will not reprice upwards until their fully-indexed rates exceed the floors. On average, the fully indexed rates of these loans were below their floors by 58 basis points at Sept. 30, 1995.(6) Third, cost of funds indices comprise approximately 43% of the
-------------------------
(5) At Sept. 30, 1995, had these loans been allowed to adjust to their fully indexed rate, the loan yield would have been 27 basis points higher and the net interest margin would have been 18 basis points higher.

(6) The Bank has derived a significant benefit from these interest rate floors, although the size of the benefit has been substantially reduced as market interest rates moved upward. Approximately 13 basis points of the 7.73% effective loan yield, or approximately $860,000 of interest income earned during the third quarter of 1995, was attributable to interest rate floors on Nationwide and 1-4 family loans. In comparison, during the third quarter of 1994, interest rate floors added 48 basis points to the loan yield, or $2.9 million to interest income.

        At Sept. 30, 1995, approximately $528.7 million of the Bank's nationwide loans and approximately $27.6 million of the 1-4 family loans were at their weighted average floor of 8.08%. Had the floors not been in effect on these loans, their weighted average interest yield would have been 7.50%, or 58 basis points lower, which would have lowered the Bank's Sept. 30, 1995 interest rate spread by 8 basis points. In comparison, at Dec. 31, 1994, approximately $613.4 million of nationwide loans and $41.9 million of 1-4 family loans were at their weighted average floor of 7.94%. Had the floors not been in effect on these loans, their weighted average interest yield would have been 6.65%, or 129 basis points lower, which would have lowered the Bank's interest rate spread by 21 basis points.

adjustable rate loan portfolio, or 34% of the total loan portfolio. The movement in the cost of funds indices lags behind movements in short-term market interest rates. Management attempts to have a balance of lagging
indices and market indices.   Also, the adjustable rate portfolio includes $547
million of loans with initial fixed interest rate periods of three to five years; most of these loans were originated in 1994, and therefore not subject to repricing at this time.

         The $568,000 decrease in interest income from MBS during the third quarter of 1995 as compared to the same period in 1994 resulted from lower average balances, partly offset by a higher effective yield. Average MBS balances were $1.03 billion during the third quarter, or $166.8 million lower than the same period in 1994. The lower average MBS balances were effected by principal repayments and the sale of $56.9 million of MBS during the first quarter of 1995. These reductions in MBS balances were partly offset by the purchase of $65.1 million of MBS during 1995. The average yield on MBS increased 68 basis points from 5.58% in the third quarter of 1994 to 6.26% in third quarter of 1995. In contrast to the loan portfolio, MBS yields benefited more substantially from favorable repricing in the MBS portfolio. Most of the adjustable rate MBS reprice with either the six-month LIBOR or the one-year constant maturity Treasury Bill index. These indices track short-term interest rates better than the lagging indices of the loans receivable portfolio.

         Interest income from investments, which includes marketable-debt securities, federal funds, interest bearing bank balances, and other short-term investments, increased $831,000 from the third quarter 1994. Both higher average balances and a higher average yield contributed to the improvement in interest income. Average investment balances increased from $171.9 million in the third quarter of 1994 to $210.1 million during the third quarter of 1995. MBS and loans receivable repayments help provide the additional liquidity during the current quarter. The yield on investments improved from 5.07% in the third quarter of 1994 to 5.72% in the third quarter of 1995. Higher short-term market rates produced the higher yield.

Interest Expense. Deposit interest expense increased $5.2 million, primarily because of higher rates paid on deposits. The weighted average cost of deposits jumped 69 basis points over the third quarter of 1994 and was the single most significant reason for the contraction in net interest income and the NIM.(7) Interest rate movements during the past several years have affected the Bank's current deposit interest costs. When interest rates declined in 1993, many depositors "parked" investment funds in savings accounts to wait for more favorable rates for longer term investment. As expected, deposit balances began to decline in 1994 as market interest rates increased, a trend that continued into 1995. To help maintain deposit balances, Management focused its marketing efforts on CDs. While special promotions and generally higher offering rates on new CDs have limited the disintermediation of deposits to other non-insured investments, it increased the relative size of the Bank's CD portfolio and contributed to the increase in the weighted average cost of deposits. While deposit costs have risen over recent periods, the Bank's deposit costs are still lower than the costs of certain of its competitors, according to certain surveys.

         The use of borrowings to fund asset growth generated an additional $901,000 of interest expense on borrowings during the third quarter as compared to the same quarter a year ago. Average borrowing balances increased $26.9 million to total $431.0 million during the third quarter of 1995 as compared to $404.2 million during the third quarter of 1994. The use of short-term borrowings to fund loan originations and deposit runoff produced most of the increase in interest expense. Most of the new borrowings were with the FHLB.(8)

---------------
        (7) Although the weighted average cost of deposits increased significantly from Sept. 30, 1994, the rate of increase has slowed considerable in recent months. The weighted average cost of deposits at Sept. 30, 1995 was 19 basis points higher than at Mar. 31, 1995, but only 1 basis point higher than at June 30, 1995.

        (8) To mitigate the interest rate risk on approximately $170 million of fixed rate MBS, the Bank borrowed approximately $35 million of fixed rate FHLB advances with put options and $135 million of floating rate borrowings hedged by a $130 million notional amount interest rate exchange agreement with a primary dealer. Under this agreement, the Bank receives a variable interest rate, based upon a referenced index, and pays a fixed amount to the counterparty. The Bank attempted to reduce its credit risk by obtaining an unconditional guarantee from the parent company of the counterparty, which is an A1/A+ rated securities dealer. The transaction was structured so as to provide the Bank with an amortizing liability (comprised of specific borrowings and the related interest rate exchange agreement) to match the duration of the MBS, at a profitable spread for five years. If interest rates rise significantly, the Bank may experience some contraction in the expected spread
on the transaction as discount accretion would slow.   Any resultant imbalance
in funding would be provided by liquidity. If interest rates fall significantly, the Bank should experience better than expected net interest income on the transaction. The Bank can adjust the transaction by acquiring additional assets or exercising its options to repay a portion of the debt without penalty. In addition, the Bank acquired approximately $40 million of adjustable rate MBS with variable rate FHLB

Interest Rate Spread. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread (i.e., the difference between weighted average rates on interest bearing assets and liabilities), the relative size of interest earning assets compared to interest bearing liabilities, and asset quality.

     The interest rate spread was 2.72% at Sept. 30, 1995 compared to 2.76% at Dec. 31, 1994 and 2.93% at Sept. 30, 1994. Rising interest costs of deposits, partly offset by an increase in overall asset yields associated with favorable repricing in the MBS and loan portfolios, produced the decline in the spread. While the interest rate spread has decreased over the last twelve months, the interest rate spread at Sept. 30, 1995 was 14 basis points higher than at June 30, 1995. Management believes that the interest rate spread is a precursor to the NIM.

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

         While the interest rate spread has improved since June 30, 1995, Management believes that several product related factors may continue to impact the Company's interest rate spread in the future. On the asset side, several characteristics of the loan portfolio impact the interest rate spread, including interest rate cap and floor provisions, adjustable rate loans tied to lagging indices, and adjustable rate loans with initial fixed interest rate periods. See the "INTEREST INCOME" discussion above for further details. In addition to loans, approximately $689 million of MBS contain interest rate cap provisions at Sept. 30, 1995. Of these of MBS, $99 million are currently at their interest rate caps.

         On the liability side, the recent declines in market interest rates has

---------------
advances. Caps and prepayment rates experienced on those adjustable rate MBS (which were acquired at a premium) impact the spread earned by the Bank on this transaction.
        During 1995, the matched funding transaction described in this footnote generated $3.0 million of net interest income and reduced the Sept. 30, 1995 interest rate spread and NIM by approximately 6 basis points.

slowed net deposit outflows and decelerated the rise in deposit costs, allowing deposit balances and costs to stabilize.(9)

Provision for Loan Losses. The Company recorded a $300,000 provision for loan losses during the third quarter of 1995 compared to a $1.2 million provision recorded during the same period in 1994. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $8.7 million during the three months ended
Sept. 30, 1995, $1.2 million or 17% higher than other income of $7.5 million recorded in the same period in 1994. Other servicing fees improved $1.4 million, primarily because of growth in the number of checking accounts, introduction of new fees and general increases in existing fees, and the expansion of the ATM network. Management expects other income in 1995 to continue to exceed 1994.

         Total revenues provided by the Company's other subsidiaries were less in the third quarter of 1995 as compared to the same period a year earlier. Revenues from real estate development operations was level. Revenues from discount brokerage activities declined $34,000 due to a lower average commission per transaction and lower volumes. Also, lower transaction volumes, associated with an increase in competition from other investment products, such as CDs, contributed to the $130,000 decrease in insurance and annuity revenues.

General and Administrative Expense.   General and administrative expenses
totaled $22.5 million during the third quarter of 1995, $715,000 or 3% higher than the same quarter in 1994. Most of the increases were associated with a $657,000 or 13% increase in occupancy, equipment and other office expense, and
a $118,000 or 1% increase in compensation and benefits.   The increase in these
costs largely resulted from annual salary increases, extended hours at many of the Bank's branch facilities, and the expansion of the ATM network.

         As a retail depository institution emphasizing transaction accounts, the Company's general and administrative expenses may be higher than other institutions that do not provide such products. Nonetheless, Management of the Company remains committed to controlling general and administrative costs to help protect against declines in net interest income. The Company was successful in

---------------
        (9) In addition, the Bank has $401.2 million of checking account balances, which are mostly noninterest bearing, that help mitigate the overall effect of higher market interest rates on deposit interest costs.

holding third quarter general and administrative expense at about the same level as the second quarter expenses. Also, Management expects that the telephone banking center will be a cost effective way of providing financial products to consumers.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $312,000 during the third quarter of 1995,
compared to a net loss of $347,000 during the same quarter in 1994.   Lower
provisions for REO losses primarily produced the decrease between the two periods. See "CREDIT" for further discussion of REO.

Income Taxes.   Income taxes totaled $5.2 million or 36.6% of pretax income during the third quarter of 1995 compared to $4.9 million or 35.1% of pretax income during the same quarter in 1994. A higher effective tax rate during the third quarter of 1995 and a $406,000 increase in pre-tax income produced the increase in income tax expense between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                Three months ended Sept. 30,
Dollars in thousands                    At Sept. 30, 1995                    1995                            1994
-----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)        $92,768    5.34%      $94,086      $1,238     5.22%   $105,840    $1,334     5.00%
   Federal funds/interest-bearing
     balances                              42,794    6.23        56,929         830     5.78       7,622        87     4.53
   Other investments (c)                   62,674    6.22        59,054         962     6.46      58,462       778     5.28
----------------------------------------------------------------------------------------------------------------------------
Total investments                         198,236    5.81       210,069       3,030     5.72     171,924     2,199     5.07
Mortgage-backed securities (b)          1,022,764    6.33     1,032,161      16,150     6.26   1,198,922    16,718     5.58
Loans receivable (d)                    2,614,553    7.77     2,621,175      50,648     7.73   2,463,666    45,861     7.45
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $3,835,553    7.28%   $3,863,405     $69,828     7.23% $3,834,512   $64,778     6.76%
============================================================================================================================

Deposits:
   Interest bearing checking             $239,232    1.73%     $228,466      $1,046     1.82%   $241,521    $1,127     1.85%
   Noninterest bearing checking           125,700     --        125,900        --       --       104,976      --        --
   Other noninterest bearing accounts      36,827     --         29,314        --       --        35,391      --        --
   Money market accounts                  203,549    3.12       209,112       1,639     3.11     277,367     1,955     2.80
   Savings accounts                       706,172    2.41       715,366       4,361     2.42     815,083     5,146     2.50
   Certificates of deposit              1,885,122    5.82     1,859,508      26,865     5.73   1,718,596    20,472     4.73
----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,196,602    4.29     3,167,666      33,911     4.25   3,192,934    28,700     3.57
Borrowings:
   Short-term borrowings (e)              125,285    5.94       164,470       2,503     6.04     131,243     1,619     4.89
   Long-term borrowings (e)               266,609    7.12       266,576       4,766     7.09     272,929     4,749     6.90
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          391,894    6.75       431,046       7,269     6.69     404,172     6,368     6.25
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,588,496    4.56%   $3,598,712     $41,180     4.54% $3,597,106   $35,068     3.87%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities      $247,057              $264,693                         $237,406
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.07                  1.07                             1.07
============================================================================================================================

Net interest income                                  --                     $28,648                        $29,710
============================================================================================================================
Interest rate spread                                2.72%                              --                              --
============================================================================================================================

"Average" interest rate spread                       --                                2.69%                          2.89%
============================================================================================================================

Net yield on average earning assets                  --                                2.97%                          3.10%
============================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual.
(e) Includes FHL Bank advances, floating rate notes, other borrowings, subordinated capital notes, ESOP loan.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate(10) for the nine months ended Sept. 30, 1995 and 1994:


                                        INCREASE/(DECREASE) DUE TO
                                   ----------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
Loans receivable                     $14,053     $ 1,532     $15,585
Mortgage-backed securities             1,155       6,598       7,753
Marketable-debt securities            (1,421)        452        (969)
Federal funds and interest-bearing
  bank balances                          189         687         876
Other short-term investments          (2,084)      1,476        (609)
                                                             -------
  Total interest income                                       22,636


CHANGE IN INTEREST EXPENSE:

Deposits                                (866)     14,127      13,261
Short-term borrowings                  5,905         672       6,577
Long-term borrowings                   3,724         152       3,876
                                                             -------
  Total interest expense                                      23,714
                                                             -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES                            $(1,078)
                                                             =======

---------------
        (10) This analysis allocates the change in interest income and expense related to volume based upon the change in average balances and prior periods applicable yields or rates paid. The change in interest income and expense related to rate is based upon the change in yields or rates paid and the prior period average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The effect of non-performing assets has been included in the rate variance.

COMPARISON OF NINE MONTHS ENDED SEPT. 30, 1995 AND 1994

General.   Net income for the first nine months of 1995 totaled $27.1 million, or 5% higher than the $25.8 million of net income reported during the same period in 1994. The increased level of income in 1995 was associated with higher other income of $3.1 million, a $2.5 million lower provision for loan losses, and a $620,000 reduction in operating expenses for foreclosed real estate. These increases in income were partly offset by higher general and administrative expenses of $2.6 million and lower net interest income of $1.1 million. The $1.2 million increase in income tax expense was produced by the higher level of pre-tax income and a higher effective tax rate during 1995.

         While net income increased by 5% in the first nine months of 1995 as compared to the same period in 1994, primary earnings per share increased 9% from $1.27 during the first nine months of 1994 to $1.39 per share in 1995. Earnings per share benefited from the acquisition of 1.2 million shares of Company stock through stock repurchase programs during 1994 and early 1995.

Net Interest Income. Net interest income declined $1.1 million between the two year to date periods at $58.6 million. A $23.7 million increase in interest expense was partly offset by a $22.6 million increase in interest income. Although average interest earning assets levels expanded by $188.1 million between the two periods to total $3.9 billion during the first nine months of 1995, contracting spreads caused net interest income to decline. The net interest margin ("NIM") declined 19 basis points from 3.18% for the first nine
of 1994 to 2.99% during the same period in 1995.   Much of the decline in NIM
was associated with an increase in deposit costs, as the Bank raised new offering rates on CDs to maintain deposit balances. Also, Management leveraged the balance sheet in recent periods by acquiring loans and MBS with borrowings. Management's goal for these leveraged transactions was to preserve net interest income and return on equity by expanding interest earning asset levels as the
interest rate spread contracted.   See "COMPARISON OF THREE MONTHS ENDED SEPT.
30, 1995 AND 1994" for discussion of the interest rate spread.

Interest Income. Interest income on loans receivable increased $15.6 million during the nine month period ended Sept. 30, 1995 compared to the same period in 1994, primarily due to higher average loan balances. Average loan balances rose $246.6 million to total $2.63 billion for the nine months ended Sept. 30, 1995.

The record level of loan originations during 1994 produced the higher average balances in the loan portfolio. The effective yield earned on loans increased 9 basis points from 7.52% in the first nine months of 1994 to 7.61% during the same period in 1995. Upward repricing on the adjustable rate portfolio and lower interest reserves on delinquent loans contributed to the higher effective loan yield during 1995.

         Interest income from MBS increased $7.8 million because of both higher effective yields and average balances. The average yield on MBS was 6.26% during the first nine months of 1995, or 83 basis points higher than the same period in 1994. Upward repricing of adjustable rate securities generated most of the improvement in yield. Average MBS balances increased $27.8 million during the first nine months of 1995 over the same period in 1994. The purchase of $632.0 million of MBS during 1994 (primarily in March and April of 1994), partly offset by principal repayments and the sale of $56.9 million of MBS during 1995 produced the higher average balances.

         Interest income from investments declined $702,000 over the first nine months of 1994 as a result of lower average balances, partly offset by higher average yields. Average investment balances dropped $86.3 million from $285.0 million during the first nine months of 1994 to $198.8 million during the same period in the current year. The use of liquidity to acquire MBS, originate loans, and fund net deposit outflows caused average balances to decline. The yield on investment improved to 5.66% in the nine month period ended Sept. 30, 1995 from 4.28% in the same period in 1994. The higher effective yield was produced by an increase in short-term market rates since the beginning of 1994.

Interest Expense. Deposit interest expense rose $13.3 million during the first nine months of 1995, due to higher rates paid on deposits. The weighted average cost of deposits increased 69 basis points since Sept. 30, 1994 and was the single most significant cause for the contraction in net interest income and the NIM.(11) Management has used special promotions and higher offering rates on new CDs to limit the disintermediation of deposits to other non-insured investments. As a result, the relative size of the Bank's CD portfolio has increased, which also has increased the weighted average cost of deposits.
-----------------------
(11) Although the weighted average cost of deposits increased significantly from Sept. 30, 1994, the rate of increase has slowed considerable in recent months, as the weighted average cost of deposits at Sept. 30, 1995 is only 1 basis point higher than the average cost at June 30, 1995.

         The use of borrowings to fund asset growth during 1994 produced the $10.5 million increase in interest expense on borrowings. Average borrowing balances rose $200.7 million to total $453.5 million during the first nine months of 1995 as compared $252.8 million during the same period in 1994. The use of short-term borrowings to fund loan originations and deposit outflows produced a $6.8 million increase in interest expense, while the use of long-term borrowing balances to fund MBS acquisitions contributed $3.9 million toward the increase in borrowing interest expense. While average borrowing balances have increased between the two nine month periods, period-end borrowing balances have decreased $101.0 million from Dec. 31, 1994 to Sept. 30, 1995. Most of the decline was in short-term borrowing balances and occurred during the third quarter of 1995. See "CASH FLOW ACTIVITY" for further details.

Provision for Loan Losses. The Company recorded a provision for loan losses of $1.4 million during the nine month period ended Sept. 30, 1995 compared to a $3.9 million provision recorded during the same period in 1994. See "CREDIT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $25.2 million during the first nine months of 1995, $3.1 million or 14% higher than other income of $22.1 million recorded in the same period in 1994. Other servicing fees improved $4.0 million, primarily because of the growth in the number of checking accounts, introduction of new fees and general increases in existing fees, and the
expansion of the ATM network.   Gains on asset sales increased $473,000 during
the first nine months of 1995 as compared to the same period in 1994. Gains recorded in 1995 resulted from the sale of $56.9 million of available for sale MBS. In comparison, gains recorded in 1994 resulted from the sale of $15.5 million of available for sale MBS. See "CASH FLOW ACTIVITY" for further details.

         Revenues from other subsidiaries were down substantially during the nine months ended Sept. 30, 1995 as compared to the same period a year ago. Revenues from discount brokerage operations declined $733,000, largely due to decrease in transaction volume and lower average commission per transaction. Insurance and annuity revenues declined $392,000 in 1995 as a result of a 20% decrease in transaction volumes. Lower gross margins earned on lot and home sales produced the $105,000 decrease in revenues from real estate development operations.

         The $306,000 decline in other income was primarily associated with interest on income tax refunds received during 1994.

General and Administrative Expense.   General and administrative expenses
totaled $67.5 million during the first nine months of 1995, $2.6 million or 4% higher than the same period in 1994. A $1.8 million or 12% increase in occupancy, equipment and other office expense and an $886,000 or 3% increase in compensation and benefits produced most of the increase in general and administrative expenses. The increase in these costs largely resulted from two additional branch locations, annual salary increases, extended hours at many of the branch facilities, and the expansion of the ATM operation.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $968,000 during the first nine of 1995, $620,000 or 39% less than the net loss recorded during the same period in 1994. Lower provisions for REO losses produced the decrease between the two periods. See "CREDIT" for further discussion of REO.

Income Taxes. Income taxes totaled $15.4 million or 36.2% of pretax income during the first nine months of 1995 compared to $14.2 million or 35.4% of pretax income during the same nine month period in 1994. Most of the higher level of income tax expense was associated with the $2.5 million increase in pretax income between the two periods and a higher effective tax rate used during 1995.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                 Nine months ended Sept. 30,
Dollars in thousands                    At Sept. 30, 1995                    1995                            1994
-----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)        $92,768    5.34%      $97,766      $3,767     5.15%   $135,604    $4,736     4.67%
   Federal funds/interest-bearing balances 42,794    6.23        39,165       1,727     5.90      32,841       851     3.46
   Other investments (c)                   62,674    6.22        61,852       2,928     6.33     116,595     3,537     4.06
----------------------------------------------------------------------------------------------------------------------------
Total investments                         198,236    5.81       198,783       8,422     5.66     285,040     9,124     4.28
Mortgage-backed securities (b)          1,022,764    6.33     1,059,894      49,750     6.26   1,032,140    41,997     5.43
Loans receivable (d)                    2,614,553    7.77     2,634,674     150,281     7.61   2,388,038   134,696     7.52
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $3,835,553    7.28%   $3,893,351    $208,453     7.14% $3,705,218  $185,817     6.69%
============================================================================================================================

Deposits:
   Interest bearing checking             $239,232    1.73%     $232,316      $3,180     1.83%   $242,456    $3,372     1.86%
   Noninterest bearing checking           125,700     --        118,266        --       --       101,057      --        --
   Other noninterest bearing accounts      36,827     --         29,094        --       --        39,721      --        --
   Money market accounts                  203,549    3.12       220,375       5,131     3.11     289,402     5,921     2.74
   Savings accounts                       706,172    2.41       730,302      13,261     2.43     818,153    15,366     2.51
   Certificates of deposit              1,885,122    5.82     1,852,897      76,783     5.54   1,724,901    60,435     4.68
----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,196,602    4.29     3,183,250      98,355     4.13   3,215,690    85,094     3.54
Borrowings:
   Short-term borrowings (e)              125,285    5.94       185,079       8,533     6.16      54,120     1,956     4.83
   Long-term borrowings (e)               266,609    7.12       268,389      14,338     7.14     198,636    10,462     7.04
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          391,894    6.75       453,468      22,871     6.74     252,756    12,418     6.57
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,588,496    4.56%   $3,636,718    $121,226     4.46% $3,468,446   $97,512     3.76%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities      $247,057              $256,633                         $236,772
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.07                  1.07                             1.07
============================================================================================================================

Net interest income                                  --                     $87,227                        $88,305
============================================================================================================================
Interest rate spread                                 2.72%                               --                            --
============================================================================================================================

"Average" interest rate spread                       --                                 2.68%                          2.93%
============================================================================================================================

Net yield on average earning assets                  --                                 2.99%                          3.18%
============================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual.
(e) Includes FHL Bank advances, floating rate notes, other borrowings, subordinated capital notes, ESOP loan.

KEY CREDIT STATISTICS


                                        Sept. 30, 1995      Dec. 31, 1994      Dec. 31, 1993
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
---------------------------------------------------------------------------------------------
LOAN PORTFOLIO
---------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $1,515,683   59%   $1,530,132   59%   $1,190,273   51%
Multifamily units                       1,002,181   39       993,122   38     1,057,571   46
Commercial                                 52,322    2        63,983    3        73,029    3
Land and land development                   2,332    *           224    *        10,307    *
---------------------------------------------------------------------------------------------
Total mortgage loans                   $2,572,518  100%   $2,587,461  100%   $2,331,180  100%
=============================================================================================

CONSUMER LOANS
Secured by deposits                    $    2,330   10%   $    1,928    8%   $    2,300   11%
Education (guaranteed)                        200    1           584    3         2,166   11
Home improvement                              665    3           832    4         1,110    6
Auto                                       20,094   85        19,392   83        13,971   71
Personal                                      171    1           380    2           166    1
---------------------------------------------------------------------------------------------

Total consumer loans                   $   23,460  100%   $   23,116  100%   $   19,713  100%
---------------------------------------------------------------------------------------------
Total loans held for investment        $2,595,978         $2,610,577         $2,350,893
=============================================================================================

Weighted average rate                             7.77%              7.51%              7.88%
=============================================================================================

*Less than 1%

NONPERFORMING ASSETS
---------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $    9,323    38%  $    5,584    21%  $   11,202   23%
Multifamily units                           3,134    13        3,813    14       12,908   26
Commercial                                  1,360     5          437     1        2,597    5
Land and land development                      --    --           --    --        2,406    5
---------------------------------------------------------------------------------------------
Total mortgage loans                       13,817    56        9,834    36       29,113   59
CONSUMER LOANS                                 91     *          101     *          555    1
REAL ESTATE OWNED
1-4 family units                            1,406     6        4,585    17        4,925   10
Multifamily units                           8,206    33       10,753    40       14,998   30
Commercial                                  1,252     5        1,818     7           --   --
Land and land development                      --    --           --    --           --   --
---------------------------------------------------------------------------------------------
Total real estate owned                    10,864    44       17,156    64       19,923   40
---------------------------------------------------------------------------------------------
Total nonperforming assets             $   24,772   100%  $   27,091   100%  $   49,591  100%
=============================================================================================
*Less than 1%

                                                         Sept. 30,    Dec. 31,     Dec. 31,
                                                              1995        1994        1993
---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
---------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable             0.24%         0.39%      0.56%
Net California loan charge-offs to average California
 loans receivable                                            0.47          1.21       1.52
Loan loss reserve to total loans                             1.50          1.62       1.98
Loan loss reserve to nonperforming loans                   279.80        424.72     156.99
Nonperforming assets to total assets                         0.61          0.66       1.34
General valuation allowance to non-
  performing assets                                        145.81        143.24      85.41
--------------------------------------------------------------------------------------------

CREDIT

LENDING
         At Sept. 30, 1995, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

         At Sept. 30, 1995, non-performing loans totaled $13.9 million compared to $9.9 million at Dec. 31, 1994.(12) The higher level of non-performing loans was produced by the addition of $13.1 million of loans to a non-performing status. Partly offsetting this increase were the following: 1) the transfer of $4.6 million of delinquent loans to REO, 2) the repayment of $3.6 million of delinquent loans, and 3) charge-offs of $1.3 million.

         At Sept. 30, 1995, the Bank had a net investment of $32.0 million in loans considered impaired under the loan impairment accounting standards.(13) In comparison, the Bank had a net investment of $24.8 million in impaired loans at Dec. 31, 1994.(14) During the first nine months of 1995, the Bank classified an additional $32.2 million of multifamily loans as impaired. Offsetting this increase were the following reductions: 1) the repayment of two loans totaling $8.7 million, 2) the transfer of $8.5 million of multifamily loans to REO, and
3) the recovery of equity and removal from impaired loans of three multifamily loans totaling of $8.4 million. At Sept. 30, 1995, all of the $32.0 million of impaired loans were performing loans, but were considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual

---------------
        (12) Of the $13.9 million of non-performing loans at Sept. 30, 1995, $3.1 million was secured by multifamily real estate located in California. Of the $9.9 million of non-performing loans at Dec. 31, 1994, $1.9, million was secured by multifamily real estate located in California.

        (13) SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

        (14) At Sept. 30, 1995, of the $32.0 million of loans considered impaired, $27.4 million were loans secured by real estate located in California. At Dec. 31, 1994, of the $24.8 million of loans considered impaired, $11.3 million were loans secured by real estate located in California.

agreement. In comparison, of the $24.8 million of impaired loans at Dec. 31, 1994, $22.9 million were performing and $1.9 million were non-performing loans.

         The accumulated provision for loan losses at Sept. 30, 1995 was $38.9 million compared to $42.2 million at Dec. 31, 1994, a decrease of $3.3 million. The following table provides activity in the accumulated provision for loan losses from Jan. 1, 1994 through Sept. 30, 1995:

                               1995                   1994
                          -------------    ---------------------------
                           Nine Months      Nine Months    Year Ended
Dollars in thousands      Ended Sept.30    Ended Sept. 30   Dec. 31
--------------------      -------------    ---------------------------
Beginning of Period           $42,196        $46,574      $46,574
Provision for losses            1,400          3,900        5,150
Charge-offs                    (6,693)        (8,485)     (10,243)
Recoveries                      2,012            420          715
                              -------       ---------------------
End of Period                 $38,915        $42,409      $42,196
                              =======       =====================


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

         The loan loss provision recorded during the nine months ended Sept. 30, 1995 was $1.4 million compared to $3.9 million during the nine months ended Sept. 30, 1994. Recoveries of $2.0 million during the first nine months of 1995 as well as a lower level of total charge-offs allowed the Bank to retain an adequate level of valuation allowances while reducing provisions. The lower provision also reflects a reduction in classified loans, lower non-performing assets, and a lower multifamily portfolio balance. See "KEY CREDIT STATISTICS" for further details.

         As of Sept. 30, 1995, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 43.9%, a significant drop from the ratio reported at Dec. 31, 1994 of 56.1%.

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

         Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. Although some softness persists in certain areas, Management is not aware of any changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

         Approximately 60% of the Bank's multifamily and commercial loan portfolio is scheduled to mature during the next three years. Management is actively working with borrowers whose loans mature in 1995 to 1997 to either refinance or repay the mortgage loans, depending upon the credit characteristics. Management is also pursuing strategies for ensuring repayment of those mortgage loans maturing after 1997.

         Net loan charge-offs declined $3.4 million during the current year as compared to the same nine month period in 1994. During the first nine months of 1995, $4.7 million of net charge-offs were recorded compared to $8.1 million during the same period in 1994. Of total charge-offs, $3.1 million relates to the sale of a purchased loan participation secured by two high-rise office buildings located in New York. Most of the remaining charge-offs during 1995 related to the Bank's nationwide multifamily and commercial real estate loan portfolio. Net loan charge-offs to average loans receivable totaled 0.24% during the first nine months of 1995. In comparison, the Company's net loan charge-offs in 1994 and 1993 were equivalent to 0.39% and 0.56% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

     The $6.7 million of gross loan charge-offs in the first nine months of 1995 included $6.0 million of charge-offs on loans considered impaired under SFAS No.

114, $255,000 of net charge-offs on 1-4 family and consumer loans, and $187,000 of early prepayment inducements. These charge-offs were partly offset by $1.9 million of recoveries on multifamily loans located in Colorado, Washington, and California.

OTHER REAL ESTATE OWNED ("REO")

         REO totaled $10.9 million at Sept. 30, 1995 compared to $17.2 million at the end of 1994.(15) The lower level of REO assets at Sept. 30, 1995, was produced by the sale of five multifamily properties totaling $12.2 million. Partly offsetting this decrease was the addition of four multifamily loans totaling $8.5 million to REO and $1.5 million of capital improvements made on existing REO assets.

         The accumulated provision for real estate losses totaled $1.7 million at Sept. 30, 1995 compared to $2.0 million at Dec. 31, 1994. In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. After foreclosure, the accumulated provision for foreclosed real estate losses is used to establish SVA on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.

---------------
        (15) At Sept. 30, 1995, there were no properties located in California included in REO. Of the $17.2 million of REO at Dec. 31, 1994, $4.1 million were multifamily properties located in California.

ASSET/LIABILITY REPRICING SCHEDULE

                                                                      at Sept. 30, 1995
                                           ----------------------------------------------------------------------------------
                                           Weighted                               More than 6
                                            Average             % of    6 Months   months to                           Over
                                             Rate    Balance    Total    or less     1 year    1-3 years  3-5 years   5 years
    -------------------------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
     Investments:(a)
       Adjustable rate                       6.02%    $65,552      2%    $65,552        -          -          -          -
       Fixed rate                            5.71     132,684      3      26,370     10,512     59,498        -       36,304
     Mortgage-backed securities:(b)
       Adjustable rate                       5.94     688,548     18     399,647    288,901        -          -          -
       Fixed rate                            7.14     334,216      9      21,475      4,508     82,768     56,206    169,259
     Mortgage loans:(b)
       Adjustable and renegotiable rate      7.64   2,043,257     53   1,147,131    411,522    404,997     79,607        -
       Fixed rate                            8.24     529,261     14      50,481     68,874    140,887     94,431    174,588
     Consumer loans (b)                      7.99      23,460      1       3,653      2,212      7,057      5,278      5,260
     Assets held for sale                    8.93      18,575      *      18,575        -          -          -          -
                                             --------------------------------------------------------------------------------
       Total rate sensitive assets           7.28% $3,835,553    100% $1,732,884   $786,529   $695,207   $235,522   $385,411
                                             ================================================================================

     RATE SENSITIVE LIABILITIES:
     Deposits:
       Checking accounts                     1.04%   $401,173     11%   $106,828    $22,972    $75,306    $54,409   $141,658
       Savings accounts                      2.41     706,295     20     233,007     44,707    140,403     94,407    193,771
       Money market deposit accounts         3.12     204,012      6     204,012        -          -          -          -
       Fixed-maturity certificates           5.82   1,885,122     53   1,033,594    408,264    271,205    109,986     62,073
                                             --------------------------------------------------------------------------------
                                             4.29   3,196,602     90   1,577,441    475,943    486,914    258,802    397,502
     Borrowings:
       FHLB advances                         6.40     311,684      8     310,000        285        314        -        1,085
       Other borrowings                      8.01      63,810      2      62,508         -       1,302        -          -
       Mortgage-backed note                  8.54      16,400      *         -           -         -       16,400        -
                                             --------------------------------------------------------------------------------
                                             6.75     391,894     10     372,508        285      1,616     16,400      1,085
                                             --------------------------------------------------------------------------------
    Total rate sensitive                     4.56% $3,588,496    100% $1,949,949   $476,228   $488,530   $275,202   $398,587
       liabilities                           ================================================================================

     Excess (deficit) of rate sensitive
     assets over rate sensitive
     liabilities (GAP)                       2.72%   $247,057          $(217,065)  $310,301   $206,677   $(39,680)  $(13,176)

                                             ================================================================================
     Cumulative GAP                                                    $(217,065)   $93,236   $299,913   $260,233   $247,057
     Cumulative GAP to total assets without
       regard to hedging transactions                                      -5.39%      2.31%      7.44%      6.46%      6.13%
     Cumulative GAP to total assets with
       impact of hedging transactions                                      -2.29%      5.41%     10.35%      6.46%      6.13%

      *  Less than one percent.
     (a) Includes investment in FHLB stock.
     (b) Excludes accrued interest and accumulated provisions for loan losses.

       The mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 8% per year;
     adjustable rate mortgage loans on single family residences and loan securities were estimated to prepay at a rate of 20% per year; fixed rate loans and loan securities were estimated to prepay at a rate of 10% per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate. Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year. Most of the regular savings accounts were estimated to be withdrawn at rates between 18% and 26% per year, although for some of the accounts, Management assumed an even faster rate. Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 8% because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

PART II. --  OTHER INFORMATION


ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10, Material Contracts.

         (i) Amendments to Severance Payment Agreements, dated as of August 28, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings, and Thomas J. Rinella, Donald G. Ross, Clifford
                 M. Sladnick, and Robert N. Parke, respectively.

         (ii) Amendments to Employment Agreements, dated as of August 28, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings, and Joseph C. Scully and Patrick J. Agnew, respectively.

(b)      Exhibit 11, Statement re: Computation of Per Share Earnings.

(c)      Exhibit 27, Financial Data Schedule.

(d) The Company did not file a current report on Form 8-K during the Third Quarter of 1995.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ST. PAUL BANCORP, INC.
                                           ----------------------------------
                                                    (Registrant)


Date: November 14, 1995                  By:    /s/ Joseph C. Scully
      -----------------                     ---------------------------------
                                                   Joseph C. Scully
                               Chairman of the Board and Chief Executive Officer
                                               (Duly Authorized Officer)




Date: November 14, 1995                    By:     /s/ Robert N. Parke
      -----------------                        ---------------------------------
                                                        Robert N. Parke
                                             Senior Vice President and Treasurer

                                                 (Principal Financial Officer)