Form 10-K
period 1995-12-31
ST PAUL BANCORP INC
filed 1996-03-28
CIK 810578

ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Dec. 31, 1995.

Commission File Number 0-15580

ST. PAUL BANCORP, INC.

Incorporated in the State of Delaware
IRS Employer Identification #36-3504665
Address: 6700 W. North Ave.
Chicago, IL 60635
Telephone: (312) 622-5000


Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01; Preferred Stock Purchase Rights.

     As of Jan. 31, 1996, St. Paul Bancorp, Inc. had 18,806,959 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of Jan. 31, 1996, was $408,105,328.60./1/

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [x].


                  Documents Incorporated By Reference:

PARTS I, II, III, AND IV:

     Portions of the Annual Report to Shareholders for the fiscal year ended Dec. 31, 1995.

PART III:

     Portions of the definitive proxy statement for the 1996 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.

-------------------
/1/ Solely for the purpose of this calculation, all executive officers and directors of the registrant are considered to be affiliated. Also included are the shares held by various employee benefit plans where trustees are directors of St. Paul Bancorp, Inc.

The information required by the following items are incorporated herein by reference from portions of the registrant's Annual Report to Shareholders at
Exhibit 13 as follows:

                                                                                           Page Number
PART I                                                                                   at Exhibit 13
                                                                                         -------------
Item 1      Business

            General...................................................................   20, 44, 67-68

            Distribution of Assets, Liabilities and Stockholder's Equity;
            Interest Rates and Interest Differential..........................................   25-26

            Investment Portfolio.............................................................   39, 48

            Loan Portfolio................................................   32, 36, 39, 45, 49-50, 61

            Summary of Loan Loss Experience..........................................   35, 36, 45, 50

            Deposits.....................................................................   25, 38, 52

            Return on Equity and Assets.......................................................   18-19

            Short-Term Borrowings.............................................................   52-53

Item 2      Properties...........................................................................   67

Item 3      Legal Proceedings..................................................................   none

Item 4      Submission of Matters to a Vote of
            Security Holders...................................................................   none

PART II

Item 5      Market for the Registrant's Common Equity and Related
            Stockholder Matters.....................................   22-23, 24, 34, 55-56, 66-68, 72

Item 6      Selected Financial Data...........................................................   18-19

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................................   20-39

Item 8      Financial Statements and Supplemental Data........................................   40-65

Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures...............................................   none

PART III

Item 10     Directors and Executive Officers of the Registrant................................   70, *

Item 11     Executive Compensation................................................................   *

Item 12     Security Ownership of Certain Beneficial Owners
            and Management........................................................................   *

Item 13     Certain Relationships and Related Transactions........................................   *

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.........................................................................   68-69

* St. Paul Bancorp's definitive proxy statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Organizational Planning and Stock Option Committees on Executive Compensation" and "Comparative Performance Graph."

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on Feb. 26, 1996 on its behalf by the undersigned thereunto duly authorized.

St. Paul Bancorp, Inc.
Joseph C. Scully
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on Feb. 26, 1996, by the following persons on behalf of the registrant and in the capacities indicated.



/s/ JOSEPH C. SCULLY                           /s/ DR. ALAN J. FREDIAN
Chairman and Chief Executive Officer           Director

/s/ PATRICK J. AGNEW                           /s/ KENNETH J. JAMES
President and Chief Operating Officer          Director

/s/ ROBERT N. PARKE                            /s/ DR. JEAN C. MURRAY, O.P.
Senior Vice President and Treasurer            Director
(principal financial officer)

/s/ PAUL J. DEVITT                             /s/ MICHAEL R. NOTARO
First Vice President and Controller            Director
(principal accounting officer)

/s/ WILLIAM A. ANDERSON                        /s/ JOHN J. VIERA
Director                                       Director

/s/ JOHN W. CROGHAN                            /s/ JAMES B. WOOD
Director                                       Director

EXHIBITS (c)

Financial Statements Filed                                     Page
-------------------------------------------------------------------

St. Paul Bancorp, Inc.
Consolidated Financial Statements..............................  40
Notes to Consolidated Financial Statements.....................  44
Report of Independent Auditors.................................  65

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted, since the required information is included in the footnotes or is not applicable.

No reports on Form 8-K were filed during the last quarter of fiscal 1995.

The following Exhibit Index lists the Exhibits to Annual Report on Form 10-K.


EXHIBIT NUMBER 3

Certificate of Incorporation and Bylaws.

I    Restated Certificate of Incorporation (a).

II   Bylaws of Registrant, as amended (a).

III Amendments to Bylaws of Registrant dated as of Dec.18, 1989, July 18, 1992, Sept. 27, 1993, Oct. 25, 1993 and Feb. 28, 1994, respectively (a).

EXHIBIT NUMBER 10

Material Contracts.

I    Stock Option Plan, as amended (a)(b).

II   Amendment to Stock Option Plan dated May 13, 1992 (a)(b).

III  Amendment to Stock Option Plan dated May 4, 1994 (a)(b).

IV   1995 Incentive Plan (a)(b).

V Employment Agreements dated as of Dec. 19, 1994 among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).

VI Amendments to Employment Agreements, dated as of May 22, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).

VII Amendments to Employment Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).

VIII Amendments to Employment Agreements, dated as of Dec. 31, 1995, among St.
     Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (b).

IX Severance Agreements, dated as of Dec. 21, 1992, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).

X Amendments to Severance Agreements, dated as of Dec. 19, 1994, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively
     (a)(b).

XI Amendments to Severance Agreements, dated as of May 22, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively
     (a)(b).

XII Amendments to Severance Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively
     (a)(b).

XIII St. Paul Federal Bank For Savings Deferred Compensation Trust Agreement dated April 21, 1987 (a)(b).

XIV First Amendment to Agreement in Trust dated as of Dec. 31, 1989 by and between St. Paul Federal Bank For Savings; and Alan J. Fredian, Michael R. Notaro and Faustin A. Pipal, as trustees (a)(b).

XV St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc. Nonqualified Retirement Plan for Directors, as amended and restated as of March 28, 1994 (a)(b).

XVI Agreement in Trust, dated as of Jan. 28, 1991 between St. Paul Federal Bank For Savings and Alan J. Fredian, Michael R. Notaro and Joseph C. Scully, as trustees (a)(b).

XVII St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan (a)(b).

XVIII St. Paul Federal Bank For Savings Supplemental Retirement Trust (a)(b).

XIX St. Paul Bancorp, Inc. and St. Paul Federal Bank For Savings Employee Severance Compensation Plan, executed Dec. 20, 1993 (a)(b).

XX Term Loan Agreement, dated as of Nov. 21, 1991, among St. Paul Federal Bank For Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc., and Nationar (a).

XXI First Amendment to Term Loan Agreement, dated as of June 30, 1993 (but effective as of May 5, 1993) by and among St. Paul Federal Bank For Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc., and Nationar (a).

XXII  Shareholders Rights Plan dated Oct. 26, 1992 (a).

XXIII Indenture for Subordinated Notes dated Feb. 1, 1993 between St. Paul
      Bancorp, Inc., and Harris Trust and Savings Bank (a).

XXIV Indenture dated as of July 1, 1989 between St. Paul Federal Bank For Savings and Bankers Trust Company, Trustee (a).

      EXHIBIT NUMBER. 13   Portions of the 1995 Annual Report to Shareholders.

      EXHIBIT NUMBER. 21   Subsidiaries of Registrant.

      EXHIBIT NUMBER. 23   Consent of Ernst & Young LLP.

      EXHIBIT NUMBER. 27   Financial Data Schedule.

(a) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b) Management contract or compensation plan or arrangement required to be filed as an exhibit.

(c) Copies of the Exhibits will be furnished upon request and payment of the Company's expenses in furnishing the Financial Statement Schedule and Exhibits.