Form 10-Q
period 1996-03-31
ST PAUL BANCORP INC
filed 1996-05-14
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended Mar. 31, 1996

                                       or

           ( )     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from            to
                                           ----------    ----------

                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     36-3504665
   ---------------------------------                   -------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60635
- ----------------------------------------               -------------------
(Address of principal executive offices)                    (Zip Code)


                                 (312) 622-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

   Common Stock, $.01 par value -- 18,515,071 shares, as of May 1, 1996
   --------------------------------------------------------------------

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Mar. 31, 1996 and Dec. 31, 1995 . . . . . . . . . . . . . .   3

          Consolidated Statements of Income for the Three
          Months Ended Mar. 31, 1996 and 1995 . . . . . . . . . . . . . . .   4

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended Mar. 31, 1996 and 1995 . . . . . . . . . . . .   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended Mar. 31, 1996 and 1995 . . . . . . . . . . . .   6

          Notes to Consolidated Financial Statements. . . . . . . . . . . .   7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . .   9





PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  36

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . .  37

          Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                              Mar. 31,        Dec. 31,
Dollars in thousands                                                            1996            1995
- -----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                      $    93,853    $   111,736
    Federal funds sold and interest bearing bank balances                       42,898         41,706
    Short-term cash equivalent securities                                       63,195         33,179
                                                                           --------------------------
    Total cash and cash equivalents                                            199,946        186,621
  Marketable-debt securities
    (Market: Mar. 31, 1996-72,271; Dec. 31, 1995-$92,778)                       72,271         92,778
  Mortgage-backed securities
    (Market: Mar. 31, 1996-$902,030; Dec. 31, 1995-$967,687)                   911,133        975,422
  Loans receivable, net of accumulated provision for loan losses
    (Mar 31, 1996-$38,249;  Dec. 31, 1995-$38,619)                           2,765,039      2,683,890
  Loans held-for-sale, at lower of cost or market
    (Market: Mar. 31, 1996-$22,425; Dec. 31, 1995-$15,638)                      22,425         15,583
  Accrued interest receivable                                                   25,498         25,354
  Foreclosed real estate
    (Net of accumulated provision for losses:  Mar. 31, 1996-$1,684;
     Dec. 31, 1995-$1,974)                                                      16,878         10,642
  Real estate held for development or investment                                15,490         13,191
  Investment in Federal Home Loan Bank stock                                    35,211         36,304
  Office properties and equipment                                               44,515         44,720
  Prepaid expenses and other assets                                             34,452         32,174
                                                                           --------------------------
TOTAL ASSETS                                                               $ 4,142,858    $ 4,116,679
                                                                           ==========================

LIABILITIES:
  Deposits                                                                 $ 3,305,288    $ 3,231,810
  Short-term borrowings                                                        125,411        175,368
  Long-term borrowings                                                         266,066        266,059
  Advance payments by borrowers for taxes and insurance                         20,398         20,610
  Other liabilities                                                             42,844         38,635
                                                                           --------------------------

  Total Liabilities                                                          3,760,007      3,732,482

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                             -              -
  Common stock (par value $.01 per share:  Authorized-40,000,000 shares;
    Issued:  Mar. 31, 1996-20,075,006 shares;
    Dec. 31, 1995-19,990,106 shares;  Outstanding:
    Mar. 31, 1996-18,549,634 shares;  Dec. 31, 1995-18,749,734)                    201            200
  Paid-in capital                                                              142,421        141,166
  Retained income, substantially restricted                                    276,684        269,791
  Unrealized loss on securities, net of taxes                                   (3,339)          (895)
  Borrowings by employee stock ownership plan                                     (485)          (485)
  Unearned employee stock ownership plan shares (196,350 shares)                (2,883)        (2,883)
  Treasury stock (1,525,372 shares at Mar. 31, 1996;
      1,240,372 shares at Dec. 31, 1995)                                       (29,748)       (22,697)
                                                                           --------------------------
  Total stockholders' equity                                                   382,851        384,197
                                                                           --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 4,142,858    $ 4,116,679
                                                                           ==========================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                       Three months ended
                                                                         Mar. 31,
                                                                    -------------------
Dollars in thousands except per share amounts                        1996         1995
- ---------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                               $  52,858     $ 49,170
  Mortgage-backed securities                                        14,981       17,184
  Marketable-debt securities                                         1,141        1,269
  Federal funds and interest bearing bank balances                     980          443
  Other investment income                                            1,297          986
                                                                 ----------------------
     Total interest income                                          71,257       69,052

INTEREST EXPENSE:
  Deposits                                                          34,687       31,289
  Short-term borrowings                                              2,223        3,315
  Long-term borrowings                                               4,667        4,829
                                                                 ----------------------
     Total interest expense                                         41,577       39,433
                                                                 ----------------------
     Net interest income                                            29,680       29,619
  Provision for loan losses                                            500          650
                                                                 ----------------------
     Net interest income after provision for loan losses            29,180       28,969

OTHER INCOME:
  Loan servicing fees                                                  485          394
  Other fee income                                                   4,945        4,866
  Net gain on loan sales                                               320           24
  Net gain on securities sales                                         855          837
  Discount brokerage commissions                                     1,326          708
  Income from real estate development                                  678          446
  Insurance and annuity commissions                                    659          714
  Other                                                                (43)          29
                                                                 ----------------------
     Total other income                                              9,225        8,018

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                    12,834       12,291
  Occupancy, equipment and other office expense                      5,998        5,704
  Advertising                                                        1,170        1,041
  Federal deposit insurance                                          1,968        2,214
  Other                                                              1,482        1,311
                                                                 ----------------------
     General and administrative expense                             23,452       22,561
Loss on foreclosed real estate                                       1,136          429
                                                                 ----------------------
     Income before income taxes                                     13,817       13,997
Income taxes                                                         5,063        4,994
                                                                 ----------------------
     NET INCOME                                                  $   8,754     $  9,003
                                                                 ======================

EARNINGS PER SHARE:
  Primary                                                        $    0.45     $   0.46
  Fully diluted                                                       0.45         0.46
                                                                 ======================

DIVIDENDS PER SHARE                                              $   0.100     $  0.075
                                                                 ======================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                Unrealized    Borrowing     Unearned
                                                                Gain/(Loss)  by Employee    Employee
                        Common Stock                                 on         Stock        Stock                      Total
                    -------------------     Paid-In   Retained   Securities,   Ownership    Ownership    Treasury     Stockholders'
                         Shares   Amount   Capital    Income    Net of Tax       Plan     Plan Shares     Stock         Equity
                    ---------------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1994          18,781,480   $198    $138,039  $238,929     ($3,531)    ($1,000)      ($2,883)    ($18,355)      $351,397

Stock option
  exercises                13,587    --          239       --          --          --            --           --             239
Net Income                    --     --          --      9,003         --          --            --           --           9,003
Cash dividends paid
  to stockholders
  ($0.075 per share)          --     --          --     (1,377)        --          --            --           --          (1,377)
Change in unrealized
  loss on
  securities,
  net of tax                  --     --          --        --        2,231         --            --           --           2,231
Treasury stock
  purchases              (232,000)   --          --        --          --          --            --        (4,246)        (4,246)
                    ------------------------------------------------------------------------------------------------------------

Balance at
Mar. 31, 1995          18,563,067   $198    $138,278  $246,555     ($1,300)    ($1,000)      ($2,883)    ($22,601)      $357,247
                    ============================================================================================================


Balance at
Dec. 31, 1995          18,749,734   $200    $141,166  $269,791       ($895)      ($485)      ($2,883)    ($22,697)      $384,197
Stock option
  exercises                84,900      1       1,255       --          --          --            --           --           1,256
Net Income                    --     --          --      8,754         --          --            --           --           8,754
Cash dividends paid
  to stockholders
  ($0.10 per share)           --     --          --     (1,861)        --          --            --           --          (1,861)
Change in unrealized
  loss on
  securities,
  net of tax                  --     --          --        --       (2,444)        --            --           --          (2,444)
Treasury stock
  purchases              (285,000)   --          --        --          --          --            --        (7,051)        (7,051)
                    ------------------------------------------------------------------------------------------------------------

Balance at
Mar. 31, 1996          18,549,634   $201    $142,421  $276,684     ($3,339)      ($485)      ($2,883)    ($29,748)      $382,851
                    ============================================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Three Months ended Mar. 31
Dollars in thousands                                                  1996          1995
- -----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                       $   8,754     $   9,003
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                        500           650
      Provision for losses on foreclosed real estate                   993           256
      Provision for depreciation                                     1,636         1,565
      Assets originated and acquired for sale                      (14,490)       (4,991)
      Sale of assets held for sale                                  11,184         2,621
      (Increase) decrease in accrued interest receivable              (144)          309
      (Increase) decrease in prepaid expenses and other assets      (2,279)        1,306
      Increase in other liabilities                                  4,210         9,243
      Net amortization of yield adjustments                             99           132
      Other items, net                                              (2,762)         (605)
- -----------------------------------------------------------------------------------------
  Net cash provided by operating activities                          7,701        19,489
- -----------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                           124,279        68,440
Loans originated and purchased for investment                     (220,939)      (81,104)
Loans receivable sold                                                7,777            --
Principal repayments on available for sale mortgage-
 backed securities                                                  20,307         5,986
Principal repayments on held to maturity mortgage-
 backed securities                                                  49,009        27,648
Purchase of available for sale mortgage-backed securities               --       (12,240)
Purchase of held to maturity mortgage-backed securities            (38,041)           --
Sale of available for sale mortgage-backed securities               27,542        56,887
Maturities of available for sale marketable-debt securities         20,000            --
Additions to real estate                                            (7,873)       (2,612)
Real estate sold                                                     8,292         1,705
Sale of Federal Home Loan Bank stock                                 1,093            --
Purchase of office properties and equipment                         (1,431)       (1,826)
Proceeds from sales of office properties and equipment                  --             2
- ----------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                  (9,985)       62,886
- ----------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from sales of certificates of deposit                      97,577        93,139
Payments for maturing certificates of deposit                      (65,424)      (80,861)
Net increase (decrease) in remaining  deposits                      41,325       (45,257)
Repayment of long-term borrowings                                       --        (4,953)
Decrease in short-term borrowings, net                             (50,000)         (905)
Dividends paid to stockholders                                      (1,861)       (1,377)
Net proceeds from exercise of stock options                          1,256           239
Purchase of treasury stock                                          (7,051)       (4,246)
Decrease in advance payments by borrowers
   for taxes and insurance                                            (213)         (419)
- -----------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                  15,609       (44,640)
- -----------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                               13,325        37,735
Cash and cash equivalents at beginning of period                   186,621       159,948
- -----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 199,946     $ 197,683
========================================================================================

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                                 $  31,183     $  24,301
   Interest paid on deposits                                         2,803         2,827
- ----------------------------------------------------------------------------------------
   Total interest paid on deposits                                  33,986        27,128

   Interest paid on borrowings                                       7,484         8,333
   Income taxes paid, net                                            1,190         1,449
   Real estate acquired through foreclosure                          8,595         1,800
   Loans originated in connection with real estate
      acquired through foreclosure                                   2,660            --


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three-month period ended Mar. 31, 1996 are not necessarily indicative of the results expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc. and St. Paul Financial Development Corporation. The financial statements of St. Paul Federal include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

3. At Mar. 31, 1996, the Bank had outstanding commitments to originate 1-4 family real estate loans of $27.7 million. Of these commitments, $22.4 million were for adjustable-rate loans and $5.3 million were for fixed-rate loans.
Most of these commitments expire after sixty days. The Bank had commitments to originate $503,000 of adjustable rate 1-4 family construction loans and $2.7 million of adjustable rate mortgage loans secured by commercial real estate. In addition, the Bank had commitments to originate $30.7 million of mortgage loans secured by multifamily apartments of which $29.6 million are adjustable rate. Unused home equity lines of credit totaled $56.9 million as of Mar. 31, 1996. The Bank also had $8.9 million of commitments to originate consumers loans, which primarily consist of unsecured lines of credit and automobile loans. The Bank anticipates funding originations with liquidity.

The Bank held commitments, at Mar. 31, 1996, to sell $17.3 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

4. In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement requires the capitalization of the costs to originate loans, which will be sold or securitized with servicing rights retained, as originated mortgage servicing rights. Costs are allocated between the originated mortgage servicing rights and the loan based upon their relative fair values. The originated mortgage servicing rights will be amortized in proportion to, and over the period of, estimated net servicing income. Previously, these costs were included in the basis of the loans that were sold, thereby reducing the net gain on asset sales included in other income. This Statement also requires the Company to periodically assess the capitalized mortgage servicing rights for impairment based upon the fair value of those rights. During 1996, the Company capitalized $134,000 as originated mortgage servicing rights.

5.  During the first quarter of 1996, the Company adopted SFAS No. 123,

"Accounting for Stock-Based Compensation." This statement requires that employers account for the issuance of stock-based compensation to employees, such as employee stock options, based upon the fair value of the award at the date of grant. The statement allows an employer to either continue to use Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" or use the fair value method under SFAS No. 123 for recording all stock-based compensation. Under APB No. 25, compensation expense is recorded for the difference, if any, between the exercise price of the stock-based award and the market price of the underlying stock at date of grant. If the employer continues to use APB No. 25, annual pro forma disclosure of the results of operations must be made as if the fair value method of accounting for these awards was used. Management will continue to use APB No. 25 for stock options and provide the annual pro forma disclosures required. The adoption of the statement will have no impact on the results of operations.

6. During the first quarter of 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cashflows estimated to be generated by those assets are less than the assets' carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the adoption of this Statement on the results of operation was immaterial.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

    St. Paul Bancorp, Inc. (the "Company") is the holding company for St.
Paul Federal Bank For Savings (the "Bank"), Illinois' largest independent savings institution. At Mar. 31, 1996, the Company reported total assets of $4.1 billion and the Bank operated 52 branches in the Chicago metropolitan area. The branch network is comprised of 35 full-size offices and 17 banking offices located in Omni(R) and Cub(R) superstores. In addition, the Bank operated 187 automated teller machines ("ATMs"), the second largest network in Chicago. In March of 1996, the Bank announced an agreement to install an additional 256 ATMs in White Hen Pantry(R) food convenience stores in the eight-county Chicago area, including stores in northwest Indiana. Installation of these ATMs began in the second quarter of 1996. The Bank also services 176,000 checking accounts and over 29,000 loans at Mar. 31, 1996. The Bank has also focused its attentions on increasing the number of checking account through special promotions and product features. The Federal Deposit Insurance Corporation ("FDIC") insures the deposit accounts of the Bank.

    Both the Company and the Bank continued to operate other wholly owned subsidiaries during 1996, including St. Paul Financial Development Corporation, Annuity Network, Inc., St. Paul Service, Inc. and Investment Network, Inc. As of Mar. 31, 1996, customers maintain $468 million of investments through Investment Network, Inc. and $319 million of annuity contracts through Annuity Network, Inc.

    In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. In the first quarter of 1996, the Bank's Treasury operations produced most of the Bank's new assets by acquiring $158.4 million of 1-4 family residential mortgage portfolios in the market. These portfolios were priced to provide better yields to the Bank than originated loans. Due diligence reviews indicated that credit quality was at least as good as the Bank's own originations. The Bank has focused its direct lending activities on the origination of various mortgage products secured by 1-4 family residential properties through its retail banking offices. The Bank also uses a correspondent loan program to originate 1-4 family mortgages in the Chicago metropolitan area, and in states such as Illinois, Wisconsin, Indiana, Michigan and Ohio. During 1996, the Bank is continuing to emphasize a variety of consumer loan products offered through the retail banking offices, including home equity loans, secured lines of credit, education, automobile, and credit card loans. The Bank has entered into an agreement to sell lesser quality consumer loans to a third party, rather than retaining them for portfolio. Management expanded its banking services through the introduction of a telephone banking center in the fourth quarter of 1995. The center provides telephone customer service, takes loan applications, transfers funds between accounts and handles other banking transactions, improving customer convenience and efficiency.

    The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 120 units located within a 150 mile radius of the Chicago metropolitan area. In addition, the Bank will refinance multifamily and commercial loans, depending on the credit characteristics, which are maturing during 1996 or are scheduled to mature in the near future. The Bank also originates mortgage loans to facilitate the sale of multifamily, and occasionally, commercial real estate owned by the Bank. Periodically, the Bank will also repurchase multifamily loans sold with recourse.

    Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multifamily real estate and to a lesser extent,
loans secured by commercial real estate.    At Mar. 31, 1996, $968.9 million or
23.4% of total assets were comprised of loans secured by multifamily real estate properties, of which $507.0 million or 12.2% of total assets represented multifamily loans secured by real estate located in California. Also, $56.5 million or 1.4% of the Company's total assets at Mar. 31, 1996 included loans secured by commercial real estate, other than multifamily, located nationwide.

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

    Changes in real estate market values also affect the Bank's earnings.
As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT RISK MANAGEMENT" for further details.

    During 1995, the FDIC lowered the deposit insurance assessment for all but the riskiest commercial banks that are members of the Bank Insurance Fund ("BIF"). The drop in premiums created a large disparity between premiums paid by commercial banks and members of the Savings Association Insurance Fund ("SAIF"), such as the Bank. A legislative solution to the disparity was proposed to Congress in 1995. The proposal would require SAIF members to pay a one-time special assessment of $0.80 to $0.85 per $100 of insured deposits to recapitalize the SAIF. The one-time assessment would result in a $26 million to $27 million pre-tax charge to earnings for the Bank. After the special assessment recapitalizes the SAIF to its designated reserve ratio, SAIF premium rates would become the same as BIF rates. In addition, Congress has discussed possible legislation that would require the merger of the SAIF into the BIF. The Bank is unable to predict whether this legislation will be enacted; the amount or applicable retroactive date of any one-time assessment; or the rates that would then apply to SAIF-insured deposits.

Congress has also discussed the elimination of the section of the Internal Revenue Code that allows certain thrifts, such as the Bank, to use a percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The Bank used the percentage-of-taxable income method in 1995 for its federal income tax return. Therefore, the elimination of the availability of the percentage-of-taxable income bad debt method could increase the amount of current federal income taxes payable.

STATEMENT OF FINANCIAL CONDITION

    St. Paul Bancorp reported total assets of $4.14 billion at Mar. 31, 1996, a $26.2 million increase from the $4.12 billion of total assets reported at Dec. 31, 1995. Higher loans receivable balances and cash and cash equivalents were partly offset by lower MBS and marketable-debt securities.

    Cash and cash equivalents totaled $199.9 million at Mar. 31, 1996, $13.3 million or 7.1% higher than the cash and cash equivalent balances of $186.6 million at Dec. 31, 1995. See "CASH FLOW ACTIVITY" for further detail.

     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $72.3 million at Mar. 31, 1996, $20.5 million or 22.1% lower than at Dec. 31, 1995. The maturity of $20.0 million of government agency securities produced the decline in balances. The maturity also caused the weighted average yield earned on the marketable-debt security portfolio to decline from 5.34% at Dec. 31, 1995 to 5.27% at Mar. 31, 1996. At Mar. 31,
1996 all of the Company's marketable-debt securities were classified as
available for sale ("AFS") under SFAS No. 115.   The Company recorded an
unrealized loss of $406,000 on AFS marketable-debt securities at Mar. 31, 1996 compared to an unrealized loss of $62,000 at Dec. 31, 1995. An increase in short term market interest rates since the beginning of 1996 produced the increase in the unrealized loss. Under SFAS No. 115, unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

    MBS totaled $911.1 million at Mar. 31, 1996, $64.3 million or 6.6% less than the $975.4 million of MBS at Dec. 31, 1995. Principal repayments and the sale of $27.5 million of AFS MBS produced the decline in balance. The purchase of $38.0 million of adjustable rate, held to maturity MBS partly offset these declines. The weighted average yield on the MBS portfolio was 6.52% at Mar. 31, 1996, or 3 basis points higher than the weighted average yield at Dec. 31, 1995. Upward repricing on adjustable rate MBS produced the slight increase in the weighted average yield since year end 1995.

    Approximately one-third of the MBS portfolio is classified as AFS under SFAS
No. 115.   At Mar. 31, 1996, the Company reported an unrealized loss on its AFS

MBS of $4.9 million compared to an unrealized loss of $1.4 million at Dec. 31, 1995. The increase in the unrealized loss was associated with an increase in market interest rates since year-end 1995 and the sale of $27.5 million of MBS that previously had an unrealized gain. See "RESULTS OF OPERATION -- COMPARISON OF THREE MONTHS ENDED MAR. 31, 1996 AND 1995" for further details of the $855,000 gain recorded on the sale of MBS.

     At Mar. 31, 1996, 67% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates). In comparison, 66% of the MBS portfolio had adjustable rate characteristics at Dec. 31, 1995. Some securities may not fully reprice in response to higher market interest rates because they contain periodic and lifetime interest rate caps.

    Loans receivable totaled $2.80 billion at Mar. 31, 1996, $80.8 million or 3.0% higher than the $2.72 billion of loans receivable at Dec. 31, 1995. The purchase of $158.4 million of 1-4 family whole loans during the first quarter of 1996 primarily produced the increase. These purchases and $62.5 million of loans originated for investment, were partly offset by principal payments received during the first three months of 1996. See "CASH FLOW ACTIVITY" for further discussion.

    The weighted average yield on loans receivable remained relatively unchanged at 7.68% at Mar. 31, 1996, compared to 7.69% at Dec. 31, 1995. At both Mar. 31, 1996 and Dec. 31, 1995, 81% of the loan portfolio had adjustable rate characteristics.

     Deposits totaled $3.31 billion at Mar. 31, 1996, $73.5 million or 2.2% higher than the deposit balances of $3.23 billion at Dec. 31, 1995. The Bank continued to focus on the sale of short-term certificate of deposits ("CDs") to attract deposit balances. At Mar. 31, 1996, the weighted average cost paid on deposits was 4.25% compared to 4.29% at Dec. 31, 1995. The decline in the weighted average cost was associated with the decrease in short-term market rates during the last half of 1995, which allowed the Bank to replace the
maturing higher costing CDs with lower costing balances.   The Company's
deposit costs continue to be below certain of its competitors, according to certain industry surveys.

    Total borrowings, which include FHLB advances, totaled $391.5 million at Mar. 31, 1996, $50.1 million or 11.3% lower than the $441.4 million of balances at Dec. 31, 1995. During 1996, the Bank used liquidity to reduce short-term borrowing balances. The combined weighted average cost paid for borrowings was 6.54% at Mar. 31, 1996 compared to 6.55% at Dec. 31, 1994. A decrease in the short-term borrowing rates, due to market conditions, were mostly offset by the $50.0 million repayment of borrowings which had a weighted average cost below the overall weighted average cost of the entire borrowing portfolio. See "CASH FLOW ACTIVITY" for further discussion.

    Stockholders' equity of the Company was $382.9 million at Mar. 31, 1996 or $20.64 per share. In comparison, stockholders' equity at Dec. 31, 1995 was $384.2 million or $20.49 per share. The $1.3 million decrease in stockholders' equity during the three months ended Mar. 31, 1996 primarily resulted from the purchase of $7.1 million of the Company's common stock, dividends paid to shareholders of $1.9 million, and a $2.4 million increase in the unrealized loss on investment securities. These decreases were partly offset by $8.8 million of net income and $1.3 million of capital provided by the exercise of employee stock options. See "REGULATORY CAPITAL REQUIREMENT" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

    During the first three months of 1996, the Company acquired 285,000 shares of its outstanding common stock (at a weighted average cost per share of $24.74) under a stock repurchase program announced in January 1996. The Company has announced its intentions to acquire up to 925,000 (or about 5%) of its outstanding common stock during the first six months of 1996. Management's primary objective in reacquiring its shares is to increase return on equity and earnings per share for those shares that remain outstanding. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

    See "CREDIT RISK MANAGEMENT" for discussion of foreclosed real estate balances.


REGULATORY CAPITAL REQUIREMENT

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additionally discretionary) actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements (and the Company's). Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of Mar. 31, 1996, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

    As of Mar. 31, 1996 the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios(1) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the table below:

- --------------
    (1) In addition to the Tier I leverage ratio, the Bank must maintain a ratio of tangible capital to regulatory assets of 1.50%. As of Mar. 31, 1996, the Bank's tangible capital ratio of 9.00% exceeded the minimum required ratio.

                                                                               To Be Well
                                                                            Capitalized Under
                                                      For Capital           Prompt Corrective
                                   Actual          Adequacy Purposes:       Action Provisions:
                             -------------------   --------------------     --------------------
Dollars in thousands          Amount       Ratio     Amount    Ratio          Amount    Ratio
As of Mar. 31, 1996          -------------------   --------------------     --------------------
 Total Capital
  (to Risk Weighted Assets)  $ 396,983   17.52%     >$181,224    >8.00%     >$ 226,530    >10.00%
                                                    -            -          -             -
 Tier I Capital
  (to Risk Weighted Assets)  $ 368,614   16.24%     >$ 90,781    >4.00%     >$ 136,171     >6.00%
                                                    -            -          -              -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 368,614    9.00%     >$163,914    >4.00%     >$ 204,893     >5.00%
                                                    -            -          -              -

As of Dec. 31, 1995

 Total Capital
  (to Risk Weighted Assets)  $ 392,033   17.47%     >$179,527    >8.00%     >$ 224,409    >10.00%
                                                    -            -          -             -
 Tier I Capital
  (to Risk Weighted Assets)  $ 363,918   16.18%     >$ 89,969    >4.00%     >$ 134,954     >6.00%
                                                    -            -          -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 363,918    8.95%     >$162,633    >4.00%     >$ 203,291     >5.00%
                                                    -            -          -



    The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Mar. 31, 1996:

                                                              Mar. 31,
Dollars in thousands                                            1996
- ------------------------------------------------------------------------
Stockholders' equity of the Company                           $ 382,851
Less: capitalization of the Company's
      subsidiaries other than the Bank                          (11,199)
Less: capitalization of the Company                              (3,492)
- -----------------------------------------------------------------------
Stockholder's equity of the Bank                                368,160
Plus: unrealized loss on
      available for sale securities                               3,333
Less: investments in non-includable
      subsidiaries                                               (1,518)
Less: intangible assets                                          (1,361)
- -----------------------------------------------------------------------
Tangible and core capital                                       368,614
Plus: allowable GVAs                                             28,369
- -----------------------------------------------------------------------
Risk-based capital                                            $ 396,983
=======================================================================


    In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At Mar. 31, 1996, the Bank did not have "excess interest rate risk" for risk-based capital purposes and was not subject to an additional capital requirement. In the event the Bank would become subject to the additional capital requirement for excess interest rate risk, it has $215.8 million of excess risk-based capital available to meet the higher capital requirement.

    Under the Federal Deposit Insurance Corporation Improvement Act, the OTS recently published regulations to ensure that its risk-based capital standards take adequate account of concentration of credit risk, risk from nontraditional activities, and actual performance and expected risk of loss on multifamily mortgages. These rules allow the regulators to impose, on a case-by-case basis, an additional capital requirement above the current requirements where an institution has significant concentration of credit risk or risks from nontraditional activities. The Bank is currently not subject to any additional capital requirements under these regulations.

    The OTS may establish capital requirements higher than the generally applicable minimum for a particular savings institution if the OTS determines the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns. The Bank has no such requirements.


CASH FLOW ACTIVITY

Sources of Funds The major sources of funds during the three months ended Mar. 31, 1996 included $193.6 million of principal repayments on loans receivable and MBS, $97.6 million from the issuance CDs, and $27.5 million from the sale of AFS MBS.

    During the first quarter of 1996, repayments of loans receivable and MBS totaled $193.6 million, 89.7% higher than the $102.1 million of repayments received during the first three months of 1995. Repayments on loans and MBS increased steadily during 1995 as interest rates declined throughout much of the year. While repayments slowed during the first quarter of 1996 as compared to the fourth quarter of 1995 with the increase in market interest rates, the levels are still higher than those experienced in the first quarter of 1995. Management believes that repayments will continue to slow during the second quarter of 1996.

    Management continues to rely heavily on the issuance of CDs as a funding source. The issuance of CDs during the first quarter of 1996 totaled $97.6 million, compared to $93.1 million during the same quarter in 1995. During 1995 and continuing into 1996, Management has emphasized the issuance of shorter-term CD products by using attractive offering rates and special product features to provide additional funds for asset expansion. In addition, the Bank experienced a $41.3 million increase in transaction, savings, and money market account deposit account balances during the first three months of 1996. In comparison, during the first quarter of 1995, these other deposit balances decreased by $45.3 million.

    Also, during the first quarter of 1996, the Bank sold $27.5 million of fixed rate, AFS MBS. The maturity of $20.0 million of marketable debt securities also provided additional liquidity during the first quarter of 1996. In comparison, the Bank sold $56.9 million of AFS MBS during the first three months of 1995.

Uses of Funds. The major uses of funds during the three months ended Mar. 31, 1996 included $221.0 million of loans originated and purchased for investment, $65.4 million of payments for maturing CDs, $50.0 million of repayments of short-term borrowings, and $38.0 million for the purchase of held to maturity MBS.

    Loans originated and purchased for investment totaled $221.0 million during the first three months of 1996, compared to $81.1 million during the same quarter of 1995. During the first quarter of 1996, the Bank purchased $158.4 million of 1-4 family whole loans to maintain interest earning assets levels and enhance interest income. During the due diligence procedures, the Bank selects those loans with good credit quality that present no greater risks than the Bank's own originated 1-4 family portfolio. Management plans to continue to purchase 1-4 family loans during 1996 to offset the effect of heavy loan and MBS prepayments.

In addition to purchasing 1-4 family whole loans to maintain interest earning asset levels, the Bank purchased $38.0 million of held to maturity MBS. MBS purchases during the first quarter of 1995 totaled $12.2 million. Loans originated from retail operations and correspondent operations were $50.1 million and $12.5 million, respectively.

    Payments for maturing CDs decreased from $80.9 million during the three months ended Mar. 31, 1995 to $65.4 million during the first three months of 1996. The Bank has increased offering rates on CDs since Mar. 31, 1995 to retain maturing CD balances.

    During the first quarter of 1996, the Company used excess liquidity to repay $50.0 million of short-term borrowings. In comparison, during the same quarter of 1995, the Company used liquidity to repay $5.1 million of borrowings.


Holding Company Liquidity. At Mar. 31, 1996, St. Paul Bancorp, the holding company, had $31.2 million of cash and cash equivalents, which included amounts due from depository institutions and marketable-debt securities with original maturities of less than 90 days. St. Paul Bancorp also had $250,000 of marketable-debt securities at Mar. 31, 1996, which collateralize borrowings of the employee stock ownership plan.

    Sources of liquidity for St. Paul Bancorp during the first three months of 1996 included $4.5 million of dividends from the Bank and $400,000 of dividends from St. Paul Financial Development and Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first three months of 1996 included the acquisition of $7.1 million of St. Paul Bancorp common stock under the stock repurchase program, $1.9 million of dividends paid to stockholders, and $712,000 of interest on the subordinated debt issued in February of 1993.(2) See "STATEMENT OF FINANCIAL CONDITION" for further discussion.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the


- -----------

    (2) During the first quarter of 1996, the Company increased the quarterly dividend per share from $0.075 to $0.10.

institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At Mar. 31, 1996, the Bank had $242.7 million invested in liquid assets, which exceeded the current requirement by $74.4 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate(3) for the three months ended Mar. 31, 1996 and 1995:

                                       INCREASE/(DECREASE) DUE TO
                                       --------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
Loans receivable                      $2,165     $ 1,523      $3,688
Mortgage-backed securities            (2,214)         11      (2,203)
Marketable-debt securities              (194)         66        (128)
Federal funds and interest-bearing
  bank balances                          584         (47)        537
Other short-term investments             362         (51)        311
                                      ------     -------     -------
  Total interest income                  703       1,502       2,205


CHANGE IN INTEREST EXPENSE:

Deposits                                 537       2,861       3,398
Short-term borrowings                   (875)       (217)     (1,092)
Long-term borrowings                    (104)        (58)       (162)
                                      ------     -------     -------
  Total interest expense                (442)      2,586       2,144
                                      ------     -------     -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES     $1,145     $(1,084)    $    61
                                      ======     =======     =======










- ----------
    (3) This analysis allocates the change in interest income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.

RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED MAR. 31, 1996 AND
1995

General.   Net income totaled $8.8 million during the three month period ended
Mar. 31, 1996, or $0.45 per primary share outstanding. In comparison, net income for the same three month period in 1995 was $9.0 million, or $0.46 per primary share outstanding. Higher general and administrative expenses of $891,000 and loss on foreclosed real estate of $707,000 primarily produced the 3% decline in net income between the two periods. However, a $1.2 million increase in other income and a $150,000 reduction in the provision for loan losses partly offset these decreases in income.

Net Interest Income. Net interest income totaled $29.7 million during the first three months of 1996, or relatively unchanged from the $29.6 million of net interest income recorded during the first three months of 1995. Between the two periods, a $2.2 million increase in interest income was mostly offset by a $2.1 million rise in interest expense.

     The net interest margin ("NIM") declined 1 basis point to 3.00% during the first quarter of 1996 compared to 3.01% during the first quarter of 1995. Between the two periods, rising deposit costs, most of which occurred during 1995, put downward pressure on the NIM, while upward repricing in the adjustable rate portion of the loan portfolio and favorable loan yield adjustments partially offset this decrease. Changes in the composition of interest earning assets and interest bearing liabilities also impacted the NIM. On the asset side, the NIM benefitted from the reinvestment of MBS repayments and liquidity into higher yielding loans. On the liability side, the bank replaced some of its higher costing borrowing balances with lower costing deposit balances.

Interest Income. Interest income on loans receivable increased $3.7 million, or 7.5%, during the first quarter of 1996 compared to the same quarter in 1995. The higher level of income was associated with a $113.9 million increase in average balances and a 23 basis point increase in the effective yield earned on these balances. The higher average balances, which totaled $2.75 billion during the three months ended Mar. 31, 1996, primarily resulted from the purchase of $389.8 million of 1-4 family whole loans since Mar. 31, 1995, with most of the purchases occurring since the fourth quarter of 1995. These purchases and loans originated from investment were partly offset by loan repayments, which steadily increased throughout 1995, but leveled off during the first quarter of 1996. The effective yield earned on loans, which rose from 7.47% during the first three months of 1995 to 7.70% during the first three months of 1996, benefitted from favorable repricing on the adjustable rate portion of the portfolio and higher amortization of deferred fees.

    The $2.2 million decline in MBS interest income primarily resulted from a $142.4 million decline in average MBS balances, which totaled $963.5 million during the first quarter of 1996. This decline in the average balances primarily resulted from principal repayments and the sale of $27.5 million of MBS during the first quarter of 1996. As with the loan portfolio, a general decline in interest rates since 1995 caused an increase in the level of repayments. The average effective yield on MBS remained unchanged at 6.22% during both the first quarter of 1996 and 1995, despite a 39 basis point increase in the weighted average yield on MBS from Mar. 31, 1995 to Mar. 31, 1996. The effect on MBS interest income from upward repricing in the adjustable rate portfolio was mostly offset by higher premium amortization, due to the high level of repayments received. Management expects premium amortization to slow as repayments speeds decelerate, which would enhance MBS yields going forward.

    Interest income from investments, which includes marketable-debt securities, federal funds, interest bearing bank balances, and other short-term investments, increased $720,000 over the first quarter 1995. Most of the increase in interest income was associated with an increase in average investment balances. Average balances totaled $250.2 million during the first quarter of 1996, or $53.8 million higher than the same quarter a year ago. The higher average balances was associated with the additional liquidity provided by loan and MBS repayments and net deposit inflows. The effective yield earned on investment balances declined 3 basis points to 5.54% as compared to the first three months of 1995. The general decline in market interest rates since the beginning of 1995 produced the lower effective yield.

Interest Expense. Deposit interest expense rose $3.4 million between the first quarter of 1995 and 1996 due to a 36 basis point increase in the effective cost of deposits and a $54.1 million increase in average deposit balances. The focus on shorter-term CDs produced both the increase in the effective cost of deposits and the higher average deposit balances. The effective cost of deposits increased from 3.97% during the first quarter of 1995 to 4.33% during the first quarter of 1996. Higher offering rates on new CDs and an increase in the relative size of CDs as compared to other deposit product balances caused the higher
effective cost of deposits.   Average deposit balances totaled $3.25 billion
during the first quarter of 1996 compared to $3.20 billion during the same period a year ago. While deposit costs have risen over recent periods, the Bank's deposit costs are still lower than the costs of certain of its competitors, according to certain surveys.

    Borrowing interest expense declined $1.3 million during the first three months of 1996 compared to the same period in 1995 primarily due to a $66.9 million decrease in average borrowing balances. During the first three months of 1996, the Company used liquidity to reduce average borrowing balances, which totaled $423.3 million during this period. The liquidity was provided by net deposit inflows and loan and MBS repayments. In addition, a decline in short-term interest rates since the first quarter of 1995, caused a 14 basis point decline in the effective cost of borrowings, which was 6.60% during the first quarter of 1996 compared to 6.76% during the same period in 1995.

Interest Rate Spread. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread (i.e., the difference between weighted average rates on interest bearing assets and liabilities), the relative size of interest earning assets compared to interest bearing liabilities, and asset quality.

    The interest rate spread was 2.80% at Mar. 31, 1996 compared to 2.72% at
Dec. 31, 1995 and 2.58% at Mar. 31, 1995.   Several factors have led to the
increase in the interest rate spread. First, favorable repricing on loans and MBS have allowed the spread to expand. Second, the Company successfully replaced some higher costing borrowing balances with lower costing deposit balances. Lastly, the MBS repayments and sales have been reinvested in higher yielding 1-4 family whole loans. However, rising deposit costs have limited the improvement in the spread.

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

    Management also believes that several product related factors will continue to impact the interest rate spread. First, $946.1 million of loans and $617.0 million of MBS contain periodic and lifetime interest rate caps, which limit the amount of upward repricing on loans and MBS. At Mar. 31, 1996, interest rate caps on $222.4 million of loans have kept the adjustable rate on these loans below their fully indexed rate.(4) No MBS were at their periodic or lifetime caps at Mar. 31, 1996. Most of the annual interest caps in the Bank's loan and MBS portfolio are 2%.

    Second, the Bank has $543.7 million of 1-4 family "adjustable" rate loans that have initial fixed interest rates periods ranging from three to five years. At Mar. 31, 1996, only a nominal amount of these loans are rescheduled to reprice during the next twelve months.

    Third, approximately $518.0 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate. At. Mar. 31, 1996, the weighted average fully indexed rate on these loans was 7.51% and the weighted average floor was 8.07%. During the first quarter of 1996, floors provided $740,000 of interest income and added 11 basis points to the loan yield and 7 basis points to the interest rate spread.(5)

    Lastly, $1.5 billion of the Company's assets are tied to movements that lag behind the movements in market interest rates.

    On the liability side, the Company has $125.4 million of short-term



- -----------

    (4) Had these loans been allowed to adjust to their fully indexed rate, the loan yield at Mar. 31, 1996 would have been 14 basis points higher and the interest rate spread would have been 9 basis points higher.

    (5) In comparison, at Mar. 31, 1995, the Bank had $580.7 million of adjustable rate loans at their interest rate floors. These floors added $1.7 million to interest income during the first quarter of 1995 and 25 basis points and 17 basis points to the loan yield and interest rate spread, respectively.

borrowings which are sensitive to interest rate movements. Also, at Mar. 31, 1996, $170.5 million of noninterest bearing deposit account balances helps mitigate the overall effect of changing interest rates on the weighted average cost of deposits.

Provision for Loan Losses. The Company recorded a $500,000 provision for loan losses during the first quarter of 1996, $150,000 or 23% less than the provision recorded during the same period a year ago. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $9.2 million during the three months ended
Mar. 31, 1996, $1.2 million or 15% higher than other income of $8.0 million recorded in the same period in 1995. The higher level of other income was associated with higher revenues from the Company's discount brokerage and real estate development subsidiaries and an increase in gains on loan sales.

    Higher transaction volumes produced the $618,000 increase in revenues from discount brokerage operations, while an increase in residential lot and home sales activities produced the $232,000 rise in income from real estate development operations. The higher gains on loan sales resulted from an increase in the sale of fixed rate loans and the capitalization of certain costs to originate mortgage loans held for sale in accordance with the first quarter 1996 adoption of SFAS No. 122. See "NOTE TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

    Other income also included a $855,000 gain on the sale of AFS MBS during the first quarter of 1996. In comparison, the Bank recorded a $837,000 gain on the sale of AFS MBS during the first quarter of 1995.

    Management anticipates that growth in other income during 1996 will come from increased transaction volumes and increased contributions from discount brokerage operations and insurance and annuity sales. Growth in other income during 1995 primarily resulted from changes to the fee structure.

General and Administrative Expense.   General and administrative expenses
totaled $23.5 million during the first quarter of 1996, $891,000 or 4% higher than the same quarter in 1995. The higher level of expense was associated with higher compensation and benefits of $543,000, occupancy, equipment and office expense of $294,000, and advertising of $129,000. The increase in compensation and benefits was associated with annual merit increases, higher payroll taxes, and increased medical costs. Higher occupancy, equipment, and office expense was associated with the addition of the telephone banking center in the fourth quarter of 1995 and higher fixed asset depreciation associated with capital investments, such as the telephone banking center and the digital telephone system. Higher planned advertising expenditures produced the increase in advertising costs between the two periods.

    Because of fee-based products and services offered, the Company's general and administrative expenses may be higher than other institutions. Nonetheless, the Company continued to tightly control these costs and Management remains committed to ongoing expense control. Despite these measures, continued expansion of the ATM network, more services offered, and general inflation may cause 1996 general and administrative expense to exceed 1995 levels. At the same time, Management hopes the introduction of new technology, such as check imaging, a digital phone system and the telephone banking center, can provide a cost-effective means of handling more transactions.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $1.1 million during the first quarter of 1996, $707,000 higher than the net loss recorded during the same quarter a year ago. Most of the increase was produced by a higher provision for real estate owned ("REO") losses. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   Income taxes totaled $5.1 million or 36.6% of pre-tax income during the first quarter of 1996 compared to $5.0 million or 35.7% of pre-tax income during the same quarter in 1995. A higher effective tax rate during the first quarter of 1996 offset by the $108,000 decrease in pre-tax income to produce the increase in income tax expense between the two periods.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                 Three months ended Mar. 31,
Dollars in thousands                    At Mar. 31, 1996                    1996                            1995
- --------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                          Effective                       Effective
                                                     Yield/      Average                Yield/    Average              Yield/
                                           Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
- --------------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)          $   72,271    5.27%   $   86,299    $  1,141     5.36% $  101,209  $  1,269   5.09%
   Federal funds/interest bearing balances      42,898    5.03        73,916         980     5.38      30,180       443   5.95
   Other investments (c)                        98,406    5.56        89,960       1,297     5.85      65,012       986   6.15
- --------------------------------------------------------------------------------------------------------------------------------
Total investments                              213,575    5.35       250,175       3,418     5.54     196,401     2,698   5.57
Mortgage-backed securities (b)                 911,133    6.52       963,474      14,981     6.22   1,105,888    17,184   6.22
Loans receivable (d)                         2,825,713    7.68     2,745,493      52,858     7.70   2,631,631    49,170   7.47
- --------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets               $3,950,421    7.29%   $3,959,142    $ 71,257     7.20% $3,933,920  $ 69,052   7.03%
================================================================================================================================

Deposits:
   Interest bearing checking                $  247,200    1.72%   $  236,388    $  1,016     1.74% $  236,330  $  1,065   1.83%
   Noninterest bearing checking                131,753     --        123,202        --       --       109,058      --      --
   Other noninterest bearing accounts           38,762     --         29,210        --       --        28,439      --      --
   Money market accounts                       198,856    3.25       196,590       1,532     3.16     234,774     1,804   3.12
   Savings accounts                            700,053    2.41       692,485       4,169     2.44     748,377     4,505   2.44
   Certificates of deposit                   1,988,664    5.67     1,973,415      27,970     5.75   1,840,220    23,915   5.27
- --------------------------------------------------------------------------------------------------------------------------------
Total deposits                               3,305,288    4.25     3,251,290      34,687     4.33   3,197,198    31,289   3.97
Borrowings:(e)
   Short-term borrowings                       125,411    5.54       157,209       2,223     5.73     218,164     3,315   6.16
   Long-term borrowings                        266,066    7.02       266,104       4,667     7.11     272,029     4,829   7.20
- --------------------------------------------------------------------------------------------------------------------------------
Total borrowings                               391,477    6.54       423,313       6,890     6.60     490,193     8,144   6.74
- --------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities          $3,696,765    4.49%   $3,674,603    $ 41,577     4.59% $3,687,391  $ 39,433   4.34%
================================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities         $  253,656            $  284,539                       $  246,529
================================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities                    1.07                  1.08                             1.07
================================================================================================================================

Net interest income                                        -                    $ 29,680                       $ 29,619
================================================================================================================================

Interest rate spread                                      2.80%                              -                             -
================================================================================================================================

"Average" interest rate spread                             -                                 2.61%                        2.69%
================================================================================================================================

Net yield on average earning assets                        -                                 3.00%                        3.01%
================================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual.
(e) Includes FHL Bank advances, securities sold under agreements to repurchase, and other borrowings.

KEY CREDIT STATISTICS


                                         Mar. 31, 1996       Dec. 31, 1995      Dec. 31, 1994
Dollars in thousands                      Dollar       %      Dollar      %      Dollar     %
- --------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
- --------------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $1,755,527      63%   $1,663,228   62%   $1,530,132     59%
Multifamily units                         968,863      35       979,017   36       993,122     38
Commercial                                 54,189       2        54,981    2        63,983      3
Land and land development                   2,293       *         1,940    *           224      *
- -------------------------------------------------------------------------------------------------
Total mortgage loans                   $2,780,872     100%   $2,699,166  100%   $2,587,461    100%
=================================================================================================

CONSUMER LOANS
Secured by deposits                    $    2,406      11%   $    2,307   10%   $    1,928      8%
Education (guaranteed)                        157       1           261    1           584      3
Home improvement                              488       2           576    2           832      4
Auto                                       19,167      85        20,034   86        19,392     83
Personal                                      198       1           165    1           380      2
- -------------------------------------------------------------------------------------------------
Total consumer loans                   $   22,416     100%   $   23,343  100%   $   23,116    100%
- -------------------------------------------------------------------------------------------------
Total loans held for investment        $2,803,288            $2,722,509         $2,610,577
=================================================================================================
Weighted average rate                                7.68%              7.69%                7.51%
=================================================================================================

*Less than 1%

NONPERFORMING ASSETS
- -------------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $    7,949      26%   $    7,722   26%   $    5,584     21%
Multifamily units                           3,792      12         8,665   30         3,813     14
Commercial                                  1,360       5         1,360    5           437      1
Land and land development                     ---      --           ---   --           ---     --
- -------------------------------------------------------------------------------------------------
Total mortgage loans                       13,101      43        17,747   61         9,834     36
CONSUMER LOANS                                106       *            81    *           101      *
REAL ESTATE OWNED
1-4 family units                            1,583       5         2,174    8         4,585     17
Multifamily units                          15,797      52         8,206   28        10,753     40
Commercial                                    ---      --           997    3         1,818      7
Land and land development                     ---      --           ---   --           ---     --
- -------------------------------------------------------------------------------------------------
Total real estate owned                    17,380      57        11,377   39        17,156     64
- -------------------------------------------------------------------------------------------------
Total nonperforming assets             $   30,587     100%   $   29,205  100%   $   27,091    100%
=================================================================================================

*Less than 1%

                                                          Mar. 31,    Dec. 31,     Dec. 31,
                                                              1996        1995        1994
- ---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- ---------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable             0.13%         0.21%      0.39%
Net California loan charge-offs to average California
 loans receivable                                            0.64          0.48       1.21
Loan loss reserve to total loans                             1.36          1.42       1.62
Loan loss reserve to nonperforming loans                   289.61        216.62     424.72
Loan loss reserve to impaired loans                        150.93        120.37     170.03
Nonperforming assets to total assets                         0.74          0.71       0.66
General valuation allowance to non-
  performing assets                                        115.14        123.94     143.24
- --------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

LENDING

    At Mar. 31, 1996, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

    At Mar. 31, 1996, non-performing loans totaled $13.2 million compared to $17.8 million at Dec. 31, 1995.(6) The lower level of non-performing loans resulted from the transfer of $8.5 million of delinquent loans to REO, offset by the addition of $4.1 million of loans to a non-performing status.

    At Mar. 31, 1996, the Bank had a net investment of $25.3 million in loans considered impaired under the loan impairment accounting standards.(7) In comparison, the Bank had a net investment of $32.1 million in impaired loans at Dec. 31, 1995.(8) During the first quarter of 1996, the transfer of $8.5 million of impaired multifamily loans to REO and the improvement in value of a $3.8 million multifamily loan generated the reduction in net impaired balances. The classification of $5.6 million of loans as impaired, partly offset these reductions. At Mar. 31, 1996, all of the $25.3 million of impaired loans were performing loans, but were considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. In comparison, of the $32.1 million of impaired loans at Dec. 31, 1995, $28.1

- ----------
     (6) Of the $13.2 million of non-performing loans at Mar. 31, 1996, $5.1 million was secured by real estate located in California. Of the $17.8 million of non-performing loans at Dec. 31, 1995, $6.7 million was secured by real estate located in California.

     (7) SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

     (8) At Mar. 31, 1996, of the $25.3 million of loans considered impaired, $23.3 million were loans secured by real estate located in California. At Dec. 31, 1995, of the $32.1 million of loans considered impaired, $30.0 million were loans secured by real estate located in California.

million were performing and $4.0 million were non-performing loans.

    The accumulated provision for loan losses at Mar. 31, 1996 was $38.2 million compared to $38.6 million at Dec. 31, 1995, a decrease of $370,000. The following table provides activity in the accumulated provision for loan losses from Jan. 1, 1995 through Mar. 31, 1996:

                                  1996                   1995
                           ----------------    ---------------------------
                              Three  Months     Three Months   Year Ended
Dollars in thousands          Ended Mar.31      Ended Mar.31    Dec. 31
- --------------------       ----------------    ---------------------------
Beginning of Period             $38,619          $42,196         $42,196
Provision for losses                500              650           1,900
Charge-offs                      (1,128)          (2,008)         (7,879)
Recoveries                          258            1,308           2,402
                                -------          -------         -------
End of Period                   $38,249          $42,146         $38,619
                                =======          =======         =======


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

    Gross charge-offs in the first three months of 1996 totaled $1.1 million, or $880,000 less than the same period a year ago.(9) Most of the charge-offs during 1996 related to the Bank's nationwide multifamily and commercial real estate loan portfolio. However, although gross charge-offs declined, net charge-offs (gross charge-offs net of recoveries) increased $170,000 over the same time period due to the higher recoveries recorded during the first quarter of 1995. Net loan charge-offs to average loans receivable totaled 0.13% during the first

- -----------
     (9) The $1.1 million of gross loan charge-offs in the first quarter of 1996 included $933,000 of charge-offs on loans considered impaired under SFAS No. 114, $114,000 charge-off of interest on a delinquent multifamily loan serviced for others, and $82,000 of net charge-offs on 1-4 family and consumer loans.

quarter of 1996. In comparison, the Company's net loan charge-offs in 1995 and 1994 were equivalent to 0.21% and 0.39% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

    The loan loss provision recorded during the three months ended Mar. 31, 1996 was $500,000 compared to $650,000 during the three months ended Mar.
31, 1995. The lower provision reflects a trend of lower classified loans, the continued low level of non-performing assets, a smaller multifamily portfolio balance, and the stabilization of certain real estate markets, allowing the Bank to retain an adequate level of valuation allowances while maintaining a level of loss provisions less than net charge-offs. See "KEY CREDIT STATISTICS" for further details.


    As of Mar. 31, 1996, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 43.6%, a slight increase from the ratio reported at Dec. 31, 1995 of 42.2%.

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

    Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. Although some weakness persists in certain areas, Management is not aware of any changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

    Over half of the Bank's nationwide multifamily and commercial loan portfolio is scheduled to mature during the next three years. Management is actively working with borrowers whose loans mature in 1996 and 1997 to either refinance or repay the mortgage loans, depending upon the credit characteristics. Management is also pursuing strategies for ensuring repayment of those mortgage loans maturing after 1997. Depending on the strategies deployed, the amount of the Bank's charge-offs, REO, and nonperforming assets could be affected. Management believes that, based on economic conditions known today, loan loss reserves of the Bank are adequate to absorb the inherent losses in the portfolio as it relates to current plans to refinance or liquidate the multifamily real estate portfolio as it matures.


OTHER REAL ESTATE OWNED

    REO totaled $17.4 million at Mar. 31, 1996 compared to $11.4 million at the end of 1995.(10) The higher level of REO assets at Mar. 31, 1996, resulted from the foreclosure of four multifamily loans totaling $8.5 million and the repurchasing of $3.4 million of participating interests in an existing REO asset. Partly offsetting these increases was the sale of two REO assets totaling $4.1 million and a $1.2 million write down of REO assets to reflect a decline in market value.

    The accumulated provision for real estate losses totaled $1.7 million at Mar. 31, 1996 compared to $2.0 million at Dec. 31, 1995. During the first quarter of 1996, the Bank recorded net charge-offs on REO properties of $1.3 million, while no charge-offs were recorded during the same period in 1995.
The charge-offs relates to the sale of an office building in the first quarter. The provision for REO losses was $993,000 during the first three months of 1996 compared to $255,000 in the first quarter of 1995. This provision during 1996 was considered necessary to reflect an additional loss on a multifamily property expected to be sold in the second quarter. This additional loss was incurred after contract negotiations with a prospective buyer failed.(11)

- -----------
    (10) Of the $17.4 million of REO at Mar. 31, 1996, $2.4 million were multifamily properties located in California. At Dec. 31, 1995, there were no REO properties located in California.

    (11) The Bank had previously carried the REO at a value that was supported by a current appraisal. The Bank entered into a subsequent, pending sales contract with another buyer at a lower value to be realized, principally due to high vacancy levels. This quarter, Management elected to accept the liquidation

    In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The accumulated provision for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. After foreclosure, the accumulated provision for foreclosed real estate losses is used to establish SVA on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.








- -----------
value rather than holding this asset in an effort to achieve stabilization of occupancy.

ASSET/LIABILITY REPRICING SCHEDULE

                                                                        at Mar. 31, 1996
                                             ---------------------------------------------------------------------------------
                                             Weighted                               More than 6
                                              Average             % of    6 Months   months to                           Over
                                               Rate    Balance    Total    or less     1 year    1-3 years  3-5 years   5 years
- -------------------------------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
     Investments:(b)
       Adjustable rate                         5.08% $   45,891      1% $   45,891       -          -          -          -
       Fixed rate                              5.43     167,684      4      73,533     26,185     32,755       -        35,211
     Mortgage-backed securities:(c)
       Adjustable rate                         6.26     614,777     16     329,257    285,520       -          -          -
       Fixed rate                              7.06     296,356      8      22,604      7,926     80,690     53,516    131,620
     Mortgage loans:(c)
       Adjustable and renegotiable rate        7.57   2,271,075     56   1,366,958    410,042    437,529     56,546       -
       Fixed rate                              8.22     509,797     13      87,686     36,816    148,176     91,709    145,410
     Consumer loans (c)                        7.59      22,416      1       3,465      2,119      6,738      5,056      5,038
     Assets held for sale                      7.96      22,425      1      22,425       -          -          -          -
                                               -------------------------------------------------------------------------------
       Total rate sensitive assets             7.29% $3,950,421    100% $1,951,819   $768,608   $705,888   $206,827   $317,279
                                               ===============================================================================

     RATE SENSITIVE LIABILITIES:
     Deposits:
       Checking accounts                       1.02% $  417,223     11% $  111,483   $ 23,861   $ 78,219   $ 56,513   $147,147
       Savings accounts                        2.41     700,123     19     230,972     44,317    139,176     93,582    192,076
       Money market deposit accounts           3.24     199,278      5     199,278       -          -          -          -
       Fixed-maturity certificates             5.67   1,988,664     54   1,257,757    322,118    257,630     88,168     62,991
                                               -------------------------------------------------------------------------------
                                               4.25   3,305,288     89   1,799,490    390,296    475,025    238,263    402,214
     Borrowings:
       FHLB advances                           6.06     336,684     10     310,285     25,000        314       -         1,085
       Other borrowings                        9.80      38,393      1      37,077      1,316       -          -          -
       Mortgage-backed note                    8.82      16,400      *         -         -          -        16,400       -
                                               -------------------------------------------------------------------------------
                                               6.54     391,477     11     347,362     26,316        314     16,400      1,085
                                               -------------------------------------------------------------------------------
       Total rate sensitive liabilities        4.49% $3,696,765    100% $2,146,852   $416,612   $475,339   $254,663   $403,299
                                               ===============================================================================

     Excess (deficit) of rate sensitive assets
     over rate sensitive liabilities (GAP)     2.80% $  253,656         $ (195,033)  $351,996   $230,549   $(47,836)  $(86,020)
                                               ===============================================================================

     Cumulative GAP                                                     $ (195,033)  $156,963   $387,512   $339,676   $253,656
     Cumulative GAP to total assets without
       regard to hedging transactions                                        -4.71%      3.79%      9.35%      8.20%      6.12%
     Cumulative GAP to total assets with
       impact of hedging transactions                                        -1.94%      6.38%     11.94%      8.20%      6.12%


*  Less than 1%.
(a) Mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 10% per year; adjustable rate mortgage loans on 1-4 family residences and loan securities were estimated to prepay at a rate of 20% per year; fixed rate loans and loan securities were estimated to prepay at a rate of 12% per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate.
     Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year. Most of the regular savings accounts were estimated to be withdrawn at rates between 18% and 26% per year, although for some of the accounts, Management assumed an even faster rate.
     Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 10% because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.
(b)  Includes investment in FHLB stock.
(c)  Excludes accrued interest and accumulated provisions for loan losses.

PART II. --  OTHER INFORMATION


ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 11, Statement re: Computation of Per Share Earnings.

(b)    Exhibit 27, Financial Data Schedule.

(c) (i) The Company filed a current report on Form 8-K on January 18, 1996 announcing the Company's intent to acquire up to 925,000 shares, or about 5%, of its outstanding common stock during the first 6 months of 1996.

       (ii) The Company filed a current report on Form 8-K on March 26, 1996 related to the scheduled date and record date for the 1996 annual meeting of shareholders.

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



                                                   ST. PAUL BANCORP, INC.
                                             -----------------------------------
                                                       (Registrant)


Date: May 14, 1996                           By:    /s/ Joseph C. Scully
                                                --------------------------------
                                                        Joseph C. Scully
                                                  Chairman of the Board and
                                                    Chief Executive Officer
                                                   (Duly Authorized Officer)




Date: May 14, 1996                           By:    /s/ Robert N. Parke
                                                --------------------------------
                                                        Robert N. Parke
                                             Senior Vice President and Treasurer

                                                 (Principal Financial Officer)