Form 10-Q
period 1996-06-30
ST PAUL BANCORP INC
filed 1996-08-14
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

            ( )     Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

            For the transition period from            to
                                           ----------    ----------

                        Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     36-3504665
- --------------------------------------                 -------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)


         6700 W. North Avenue
          Chicago, Illinois                                    60707
- ----------------------------------------             ----------------------
(Address of principal executive offices)                    (Zip Code)


                                 (312) 622-5000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

   Common Stock, $.01 par value -- 18,002,571 shares, as of August 1, 1996

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1996 and Dec. 31, 1995 . . . . . . . . . . . . . .  3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . .  4

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . .  5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . .  6

          Notes to Consolidated Financial Statements  . . . . . . . . . . .  7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . .  9





PART II.  OTHER INFORMATION

Item 4    Submission of Matter to a Vote of Security Holder. . . . . .      43

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 43

          Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . 44

          Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                            June 30,        Dec. 31,
Dollars in thousands                                                          1996            1995
- ----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                      $  116,330      $  111,736
    Federal funds sold and interest bearing bank balances                      51,220          41,706
    Short-term cash equivalent securities                                      19,374          33,179
                                                                           --------------------------
    Total cash and cash equivalents                                           186,924         186,621
  Marketable-debt securities
    (Market: June 30, 1996-$82,002; Dec. 31, 1995-$92,778)                     82,002          92,778
  Mortgage-backed securities
    (Market: June 30, 1996-$832,311; Dec. 31, 1995-$967,687)                  843,821         975,422
  Loans receivable, net of accumulated provision for loan losses
     (June 30, 1996-$37,318;  Dec. 31, 1995-$38,619)                        3,045,578       2,683,890
  Loans held-for-sale, at lower of cost or market
    (Market: June 30, 1996-$13,352; Dec. 31, 1995-$15,638)                     13,350          15,583
  Accrued interest receivable                                                  26,929          25,354
  Foreclosed real estate
    (Net of accumulated provision for losses: June 30,1996-$448;
     Dec. 31, 1995-$1,974)                                                      4,896          10,642
  Real estate held for development or investment                               17,195          13,191
  Investment in Federal Home Loan Bank stock                                   35,211          36,304
  Office properties and equipment                                              47,513          44,720
  Prepaid expenses and other assets                                            34,127          32,174
                                                                           --------------------------
Total Assets                                                               $4,337,546      $4,116,679
                                                                           ==========================

LIABILITIES:
  Deposits                                                                 $3,259,369      $3,231,810
  Short-term borrowings                                                       380,484         175,368
  Long-term borrowings                                                        260,760         266,059
  Advance payments by borrowers for taxes and insurance                        22,638          20,610
  Other liabilities                                                            38,753          38,635
                                                                           --------------------------
  Total Liabilities                                                         3,962,004       3,732,482

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                            -               -
  Common stock (par value $.01 per share:  authorized-40,000,000 shares;
    Issued:  June 30,1996-20,153,693 shares;
    Dec. 31, 1995-19,990,106;  Outstanding:
    June 30, 1996-17,988,321 shares;  Dec. 31, 1995-18,749,734 shares)            201             200
  Paid-in capital                                                             143,575         141,166
  Retained income, substantially restricted                                   285,041         269,791
  Unrealized loss on securities, net of taxes                                  (4,789)           (895)
  Borrowings by employee stock ownership plan                                    (485)           (485)
  Unearned employee stock ownership plan shares (196,350 shares)               (2,883)         (2,883)
  Treasury stock (2,165,372 at June 30, 1996;
      1,240,372 shares at Dec. 31, 1995)                                      (45,118)        (22,697)
                                                                           --------------------------
  Total stockholders' equity                                                  375,542         384,197
                                                                           --------------------------
Total liabilities and stockholders' equity                                 $4,337,546      $4,116,679
                                                                           ==========================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                       Three months ended             Six months ended
                                                                          June 30,                     June 30,
                                                                    ------------------           ---------------------
Dollars in thousands except per share amounts                        1996         1995            1996          1995
- ----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                                $57,788       50,463           $110,646       99,633
  Mortgage-backed securities                                       13,728       16,416             28,709       33,600
  Marketable-debt securities                                        1,125        1,260              2,266        2,529
  Federal funds and interest-bearing bank balances                    518          454              1,498          897
  Other investment income                                             893          980              2,190        1,966
                                                                  --------------------           ---------------------
     Total interest income                                         74,052       69,573            145,309      138,625

INTEREST EXPENSE:
  Deposits                                                         34,309       33,155             68,996       64,444
  Short-term borrowings                                             3,853        2,715              6,076        6,030
  Long-term borrowings                                              4,121        4,743              8,788        9,572
                                                                  --------------------           ---------------------
     Total interest expense                                        42,283       40,613             83,860       80,046
                                                                  --------------------           ---------------------
     Net interest income                                           31,769       28,960             61,449       58,579

Provision for loan losses                                             500          450              1,000        1,100
                                                                  --------------------           ---------------------
     Net interest income after provision for loan losses           31,269       28,510             60,449       57,479

OTHER INCOME:
  Loan servicing fees                                                 318          433                803          827
  Other fee income                                                  5,485        5,577             10,430       10,443
  Net gain on loan sales                                              116           15                436           39
  Net gain on securities sales                                          -            -                855          837
  Discount brokerage commissions                                    1,333          728              2,659        1,436
  Income from real estate development                                 521          714              1,199        1,160
  Insurance and annuity commissions                                   767          963              1,426        1,677
  Other                                                               (22)          (7)               (65)          22
                                                                  --------------------           ---------------------
     Total other income                                             8,518        8,423             17,743       16,441

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                   12,809       12,139             25,643       24,430
  Occupancy, equipment and other office expense                     6,323        5,589             12,321       11,293
  Advertising                                                       1,292        1,054              2,462        2,095
  Federal deposit insurance                                         2,004        2,220              3,972        4,434
  Other                                                             1,852        1,503              3,334        2,814
                                                                  --------------------           ---------------------
     General and administrative expense                            24,280       22,505             47,732       45,066

Loss on foreclosed real estate                                         20          227              1,156          656
                                                                  --------------------           ---------------------
     Income before income taxes                                    15,487       14,201             29,304       28,198

Income taxes                                                        5,298        5,172             10,361       10,166
                                                                  --------------------           ---------------------
     NET INCOME                                                   $10,189        9,029           $ 18,943       18,032
                                                                  ====================           =====================

EARNINGS PER SHARE:
  Primary                                                         $  0.54         0.46           $   0.99         0.93
  Fully diluted                                                      0.54         0.46               0.99         0.93
                                                                  ====================           =====================

DIVIDENDS PER SHARE                                               $ 0.100        0.075           $  0.200        0.150
                                                                  ====================           =====================

See notes to consolidated financial statements.

   ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                Borrowing   Unearned
                                                                   Unrealized  by Employee  Employee
                            Common Stock                             Loss on      Stock      Stock               Total
                         -------------------  Paid-In    Retained  Securities,  Ownership  Ownership  Treasury Stockholders'
                           Shares    Amount   Capital     Income   Net of Tax     Plan     Plan Shares Stock     Equity
                        -------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1994           18,781,480     $198   $138,039   $238,929    $(3,531)    $(1,000)   $(2,883)  $(18,355)  $351,397

Stock option
  exercises                 68,362        1      1,033          -          -           -          -          -      1,034
Net Income                       -        -          -     18,032          -           -          -          -     18,032
Cash dividends paid
  to stockholders
  ($0.15 per share)              -        -          -     (2,757)         -           -          -          -     (2,757)
Change in unrealized
  loss on securities,
  net of tax                     -        -          -          -      3,262           -          -          -      3,262
Treasury stock
  purchases               (236,447)       -          -          -          -           -          -     (4,342)    (4,342)
                       --------------------------------------------------------------------------------------------------

Balance at
June 30, 1995           18,613,395     $199   $139,072   $254,204    $(  269)    $(1,000)   $(2,883)  $(22,697)  $366,626
                       ==================================================================================================

Balance at
Dec. 31, 1995           18,749,734     $200   $141,166   $269,791    $(  895)    $(  485)   $(2,883)  $(22,697)  $384,197

Stock option
  exercises                163,587        1      2,409          -          -           -          -          -      2,410
Net Income                       -        -          -     18,943          -           -          -          -     18,943
Cash dividends paid
  to stockholders
  ($0.20 per share)              -        -          -     (3,693)         -           -          -          -     (3,693)
Change in unrealized
  loss on
  securities,
  net of tax                     -        -          -          -     (3,894)          -          -          -     (3,894)
Treasury stock
  purchases               (925,000)       -          -          -          -           -          -    (22,421)   (22,421)
                       --------------------------------------------------------------------------------------------------

Balance at
June 30, 1996           17,988,321     $201   $143,575   $285,041    $(4,789)    $(  485)   $(2,883)  $(45,118)  $375,542
                       ==================================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six months ended June 30
Dollars in thousands                                                  1996          1995
- ------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                        $  18,943      $  18,032
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                       1,000          1,100
      Provision for losses on foreclosed real estate                    943            312
      Provision for depreciation                                      3,399          3,068
      Assets originated and acquired for sale                       (25,889)       (12,247)
      Sale of assets held for sale                                   27,573          7,648
      Increase in accrued interest receivable                        (1,575)        (1,235)
      (Increase) decrease in prepaid expenses and other assets       (1,953)         3,318
      Increase in other liabilities                                     118             77
      Net amortization of yield adjustments                           7,252          3,058
      Other items, net                                              (18,616)        (8,661)
- ------------------------------------------------------------------------------------------
  Net cash provided by operating activities                          11,195         14,470
- ------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                            302,142        145,858
Loans originated and purchased for investment                      (678,023)      (170,359)
Loans receivable sold                                                12,320            133
Principal repayments on available for sale mortgage-
 backed securities                                                   38,483          8,446
Principal repayments on held to maturity mortgage-
 backed securities                                                   94,013         57,575
Purchase of available for sale mortgage-backed securities                 -        (42,450)
Purchase of held to maturity mortgage-backed securities             (38,041)             -
Sale of available for sale mortgage-backed securities                27,542         56,887
Maturities of available for sale marketable-debt securities          20,250          6,000
Purchase of available for sale marketable-debt securities           (10,190)          (236)
Additions to real estate                                            (11,195)        (4,974)
Real estate sold                                                     31,308         14,811
(Purchase) sale of Federal Home Loan Bank stock                       1,093         (6,457)
Purchase of office properties and equipment                          (6,192)        (3,400)
- ------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                 (216,490)        61,834
- ------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of certificates of deposit                   169,337        165,944
Payments for maturing certificates of deposit                      (177,756)      (207,579)
Net increase (decrease) in remaining  deposits                       35,978        (12,197)
Increase in long-term borrowings                                     50,000             49
Repayment of long-term borrowings                                         -         (5,238)
Increase (decrease)in short-term borrowings, net                    149,715        (20,895)
Dividends paid to stockholders                                       (3,693)        (2,757)
Net proceeds from exercise of stock options                           2,410          1,034
Purchase of treasury stock                                          (22,421)        (4,342)
Decrease in advance payments by borrowers
   for taxes and insurance                                            2,028          2,025
- ------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                  205,598        (83,956)
- ------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        303         (7,652)
Cash and cash equivalents at beginning of period                    186,621        159,948
- ------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 186,924      $ 152,296
==========================================================================================

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                                  $  58,307      $  55,413
   Interest paid on deposits                                         13,635          5,744
- ------------------------------------------------------------------------------------------
   Total interest paid on deposits                                   71,942         61,157

   Interest paid on borrowings                                       13,983         16,149
   Income taxes paid, net                                            10,052         12,669
   Real estate acquired through foreclosure                          17,055          3,500
   Loans originated in connection with real estate
      acquired through foreclosure                                   17,066          6,248
==========================================================================================

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operation for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results expected for the entire fiscal year.

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

3. At June 30, 1996, the Bank had outstanding commitments to originate 1-4 family real estate loans of $20.8 million. Of these commitments, $18.9 million were for adjustable-rate loans and $1.9 million were for fixed-rate loans.
Most of these commitments expire after sixty days. The Bank had commitments to originate $503,000 of adjustable rate 1-4 family construction loans and $1.2 million of adjustable rate mortgage loans secured by multifamily apartments. Unused home equity lines of credit totaled $66.4 million as of June 30, 1996. The Bank also had $8.9 million of commitments to originate consumer loans, which primarily consist of unsecured lines of credit and automobile loans. The Bank anticipates funding originations with liquidity.

The Bank held commitments, at June 30, 1996, to sell $3.1 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

At June 30, 1996, the Company has issued $6.8 million of standby letters of credit on behalf of its real estate development subsidiary and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement requires the capitalization of the costs to originate loans, which will be sold or securitized with servicing rights retained, as mortgage servicing rights. Costs are allocated between the mortgage servicing rights and the loan based upon their relative fair values. The mortgage servicing rights will be amortized in proportion to, and over the period of, estimated net servicing income. Previously, these costs were included in the basis of the loans that were sold, thereby reducing the net gain on asset sales included in other income. This Statement also requires the Company to periodically assess the capitalized mortgage servicing rights for impairment based upon the fair value of those rights. During the first six months of 1996, the Company capitalized $298,000 as mortgage servicing rights.

5. During the first quarter of 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that employers account for the issuance of stock-based compensation to employees, such as employee stock options, based upon the fair value of the award at the date of grant. The statement allows an employer to either continue to use Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" or use the fair value method under SFAS No. 123 for recording all stock-based compensation. Under APB No. 25, compensation expense is recorded for the difference, if any, between the exercise price of the stock-based award and the market price of the underlying stock at date of grant. If the employer continues to use APB No. 25, annual pro forma disclosure of the results of operations must be made as if the fair value method of accounting for these awards was used. Since Management will continue to use APB No. 25 for stock options and provide the annual pro forma disclosures required, the adoption of this statement will have no impact on the results of operations.


6. During the first quarter of 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cashflows estimated to be generated by those assets is less than the assets' carrying amount. This statement also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the adoption of this Statement on the results of operation was immaterial.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), Illinois' largest independent savings institution. At June 30, 1996, the Company reported total assets of $4.3 billion and the Bank operated 52 branches in the Chicago metropolitan area. The branch network is comprised of 35 full-size offices and 17 banking offices located in Omni(R) and Cub(R) superstores. During the second quarter, the Bank increased the size of its automated teller machine (ATM) network to 424 by installing 241 ATMs in White Hen Pantry(R) food convenience stores in the eight-county Chicago area, including stores in northwest Indiana. The Bank also services 179,000 checking accounts and over 29,000 loans at June 30, 1996. In addition to checking accounts, the Bank offers a variety of savings, money market, and certificate of deposit products. The Federal Deposit Insurance Corporation ("FDIC") insures the deposit accounts of the Bank.

    Both the Company and the Bank continued to operate other wholly owned subsidiaries during 1996, including St. Paul Financial Development Corporation, Annuity Network, Inc., SPF Insurance Agency, Inc.(formerly known as St. Paul Service, Inc.) and Investment Network, Inc. As of June 30, 1996, customers maintain $486 million of investments through Investment Network, Inc. and $330 million of annuity contracts through Annuity Network, Inc.

    In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest yielding assets, such as loans secured by mortgages on real estate, securities and to a lesser extent, consumer and commercial real estate loans. In the first half of 1996, the Bank's Treasury operation purchased $428.0 million of 1-4 family adjustable rate mortgage loans in the market. These portfolios were priced to provide better yields to the Bank than newly originated loans. The Bank has focused its direct lending activities on the origination of various mortgage products secured by 1-4 family residential properties through its retail banking offices. The Bank also uses a correspondent loan program to originate 1-4 family mortgages in the Chicago metropolitan area, and in states such as Wisconsin, Indiana, Michigan and Ohio. During 1996, the Bank is continuing to emphasize a variety of consumer loan products offered through the retail banking offices, including home equity loans, secured lines of credit, education, automobile and credit card loans. The Bank has entered into an agreement to sell lesser quality consumer loans to a third party, rather than retaining them for portfolio. The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 120 units located in Illinois, Wisconsin, and Northwestern Indiana. The Bank is considering expanding the geographical area covered by this program to include other Midwestern states.(1)

     The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM") under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     Changes in real estate market values also affect the Bank's earnings.
As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in



________________________

        (1) In addition, the Bank will refinance multifamily and commercial loans, depending on the credit characteristics, which are maturing during 1996 or are scheduled to mature in the near future. The Bank also originates mortgage loans to facilitate the sale of multifamily, and occasionally, commercial real estate owned by the bank. Periodically, the Bank will also repurchase multifamily loans sold with recourse.
        Prior to 1990, the Bank originated, on a nationwide basis (primarily in California), loans secured by multifamily real estate and to a lesser extent, loans secured by commercial real estate. At June 30, 1996, $972.8 million or 22.4% of total assets were comprised of loans secured by multifamily real estate properties, of which $506.5 million or 11.7% of total assets represented multifamily loans secured by real estate located in California. Also, $55.0 million or 1.3% of the Company's total assets at June 30, 1996 included loans secured by commercial real estate, other than multifamily, located nationwide.

the Bank's loan portfolio will also change. See "CREDIT RISK MANAGEMENT" for further details.

         During 1995, the FDIC lowered the deposit insurance assessment for all but the riskiest commercial banks that are members of the Bank Insurance Fund ("BIF"). This drop in premiums created a large disparity between premiums paid by commercial banks and members of the Savings Association Insurance Fund ("SAIF"), such as the Bank. A legislative solution to the disparity proposed to Congress in 1995 would require SAIF members to pay a one-time special assessment to recapitalize the SAIF of $0.80 to $0.85 per $100 of insured deposits. This one-time assessment would result in a $26 million to $27 million pre-tax charge to earnings for the Bank. After the recapitalization, SAIF premium rates would become the same as BIF rates. Various other proposals have also been presented to Congress to address the insurance assessment disparity. The Bank is unable to predict whether this legislation will be enacted; the amount or applicable retroactive date of any one-time assessment; or the rates that would then apply to SAIF-insured deposits. In the event a legislative solution to this disparity does not occur, the Bank will seek other means of having its deposit portfolio insured by the lower costing BIF.

         Congress has also discussed possible legislation that would require the merger of the SAIF into the BIF and the elimination of thrift charter, which would require the Bank to convert to a commercial bank charter at sometime in the future. The elimination of the thrift charter would also require the Bank to use the specific charge-off bad debt method for federal income tax purposes. Currently, as a thrift, the Bank is allowed to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The elimination of the availability of the percentage-of-taxable income bad debt method could increase the amount of current federal income taxes payable. The conversion to a bank charter could also trigger the recapture of certain bad debt reserves, unless specifically exempted in the legislative action. The Bank is unable to predict whether this legislation will be enacted or when.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.3 billion at June 30, 1996, a $220.9 million increase from the $4.1 billion of total assets reported at Dec. 31, 1995. Higher loans receivable balances were partly offset by lower MBS.

     Cash and cash equivalents totaled $186.9 million at June 30, 1996, relatively unchanged from Dec. 31, 1995. See "CASH FLOW ACTIVITY" for further details.

     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $82.0 million at June 30, 1996, as compared to $92.8 million at Dec. 31, 1995. At both June 30, 1996 and Dec. 31, 1995, all of the Company's marketable-debt securities were classified as AFS under SFAS No. 115. The Company recorded an unrealized loss of $448,000 on AFS marketable-debt securities at June 30, 1996, compared to an unrealized loss of $62,000 at Dec. 31, 1995. An increase in short term market interest rates since the beginning of 1996 produced the increase in the unrealized loss. Under SFAS No. 115, unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

     MBS totaled $843.8 million at June 30, 1996, $131.6 million or 13.5% less than the $975.4 million of MBS at Dec. 31, 1995. Principal repayments and the sale of $27.5 million of AFS MBS produced the decline in balance. The purchase of $38.0 million of adjustable rate, HTM MBS partly offset these declines. The weighted average yield on the MBS portfolio was 6.45% at June 30, 1996, or 4 basis points lower than the weighted average yield at Dec. 31, 1995. The repayment of higher interest yielding MBS balances produced the slight decline in the weighted average yield since year end 1995.

   Approximately one-third of the MBS portfolio is classified as AFS under SFAS
No. 115.   At June 30, 1996, the Company reported an unrealized loss on its AFS
MBS of $7.3 million compared to an unrealized loss of $1.4 million at Dec. 31, 1995. The increase in the unrealized loss was associated with the increase in market interest rates since year-end 1995 and the sale of $27.5 million of MBS that previously had an unrealized gain. See "RESULTS OF OPERATION -- COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995" for further details of the $855,000 gain recorded on the sale of MBS.

     At both June 30, 1996 and Dec. 31, 1995, 66% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates). Some securities may not fully reprice in response to higher market interest rates because they contain periodic and lifetime interest rate caps. See "RESULTS OF OPERATION -- COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995" for further details of interest rate caps on MBS.

     Loans receivable totaled $3.0 billion at June 30, 1996, $361.7 million or 13.5% higher than the $2.7 billion of loans receivable at Dec. 31, 1995. The purchase of $428.0 million of 1-4 family whole loans during the first half of 1996 primarily produced the increase. These purchases and $250.0 million of loans originated for investment, were partly offset by $302.1 million of principal payments received during the first six months of 1996. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average yield on loans receivable decreased slightly to 7.66% at June 30, 1996 from 7.69% at Dec. 31, 1995. The repayment of higher interest yielding loans, offset by a modest amount of repricing in the adjustable rate portfolio, produced the slight decline in the weighted average rate. At June 30, 1996, 84% of the loan portfolio had adjustable rate characteristics as compared to 81% at Dec. 31, 1995.

     Deposits totaled $3.3 billion at June 30, 1996, $27.6 million or 0.9% higher than the deposit balances of $3.2 billion at Dec. 31, 1995. Most of the increase in deposit balances since year-end 1995 occurred in transaction and savings accounts, while certificates of deposit ("CD") balances declined slightly. During the first quarter of 1996, Management continued to promote the issuance of short-term CDs. During the second quarter, Management replaced some of the higher costing CD products with lower costing CDs, as well as money market and savings account products. The decline in the weighted average cost of CDs and the decline in the relative size of CDs, the highest costing deposit product as compared to other deposit balances, caused the weighted average cost of deposits to decrease from 4.29% at Dec. 31, 1995 to 4.19% at June 30, 1996. The Company's deposit costs continue to be below certain of its competitors, according to industry surveys.

     Total borrowings, which include FHLB advances, totaled $641.2 million at June 30, 1996, $199.8 million or 45.3% higher than the $441.4 million of balances at Dec. 31, 1995. During the first six months of 1996, the Bank used short term borrowing balances to fund the acquisition of 1-4 family whole loans. These new borrowings during 1996, which were at weighted average rates below the rate of the overall borrowing portfolio, caused the combined weighted average cost paid for borrowings to decline from 6.55% at Dec. 31, 1995 to 6.20% at June 30, 1996. See "CASH FLOW ACTIVITY" for further discussion.

     Stockholders' equity of the Company was $375.5 million at June 30, 1996 or $20.88 per share. In comparison, stockholders' equity at Dec. 31, 1995 was $384.2 million or $20.49 per share. The $8.7 million decrease in stockholders' equity during the six months ended June 30, 1996 primarily resulted from the repurchase of $22.4 million of the Company's common stock, a $3.9 million increase in the unrealized loss on investment securities, and dividends paid to shareholders of $3.7 million. These decreases were partly offset by $18.9 million of net income and $2.4 million of capital provided by the exercise of employee stock options. See "REGULATORY CAPITAL REQUIREMENT" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

     During the first half of 1996, the Company completed the stock repurchase program announced in January 1996. During the first six months of 1996, the Company repurchased 925,000 shares of its outstanding common stock at a weighted average cost per share of $24.24. In July 1996, the Company announced its intentions to acquire an additional 900,000 shares (or about 5%) of its outstanding common stock during the last six months of 1996. Management's primary objective in reacquiring its shares is to increase return on equity and earnings per share for those shares that remain outstanding. In July 1996, the Company also announced its intentions to increase the quarterly dividend per share 20% from $0.10 per share to $0.12 per share. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

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

         Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of June 30, 1996, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 1996 the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios (2) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the following table:



________________________

       (2) In addition to the Tier I leverage ratio, the Bank must maintain a ratio of tangible capital to regulatory assets of 1.50%. As of June 30, 1996, the Bank's tangible capital ratio of 8.71% exceeded the minimum required ratio.

                                                                           To Be Well
                                                                        Capitalized Under
                                                  For Capital           Prompt Corrective
                                 Actual        Adequacy Purposes:       Action Provisions:
                             --------------   ----------------------   ------------------------
Dollars in thousands          Amount  Ratio     Amount     Ratio          Amount      Ratio
As of June 30, 1996          --------------   ----------------------   ------------------------
                                                (greater than or         (greater than or
                                                    equal to)                equal to)
 Total Capital
  (to Risk Weighted Assets)  $ 404,753 17.06%    > $  189,794   > 8.00%    > $  237,242   > 10.00%
                                                 -              -          -              -
 Tier I Capital
  (to Risk Weighted Assets)  $ 375,072 15.80%    > $   94,980   > 4.00%    > $  142,470   >  6.00%
                                                 -              -          -              -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 375,072  8.71%    > $  172,287   > 4.00%    > $  215,359   >  5.00%
                                                 -              -          -              -

As of Dec. 31, 1995

 Total Capital
  (to Risk Weighted Assets)  $ 392,033 17.47%    > $  179,527   > 8.00%    > $  224,409   > 10.00%
                                                 -              -          -              -
 Tier I Capital
  (to Risk Weighted Assets)  $ 363,918 16.18%    > $   89,969   > 4.00%    > $  134,954   >  6.00%
                                                 -              -          -              -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 363,918  8.95%    > $  162,633   > 4.00%    > $  203,291   >  5.00%
                                                 -              -          -              -



     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at June 30, 1996:

                                                              June 30,
Dollars in thousands                                            1996
- -----------------------------------------------------------------------
Stockholders' equity of the Company                            $375,542
Less: capitalization of the Company's
      subsidiaries other than the Bank                          (10,869)
Plus: capitalization of the Company                               8,487
- -----------------------------------------------------------------------
Stockholder's equity of the Bank                                373,160
Plus: unrealized loss on
      available for sale securities                               4,789
Less: investments in non-includable
      subsidiaries                                               (1,532)
Less: intangible assets                                          (1,345)
- -----------------------------------------------------------------------
Tangible and core capital                                       375,072
Plus: allowable GVAs                                             29,681
- -----------------------------------------------------------------------
Risk-based capital                                            $ 404,753
=======================================================================


         In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At June 30, 1996, the Bank did not have "excess interest rate risk" for risk-based capital purposes and was not subject to an additional capital requirement. In the event the Bank would become subject to the additional capital requirement for excess interest rate risk, it has $215.0 million of excess risk-based capital available to meet the higher capital requirement.

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


CASH FLOW ACTIVITY

Sources of Funds The major sources of funds during the six months ended June 30, 1996 included $434.6 million of principal repayments on loans receivable and MBS, $199.7 million in additional borrowings, $169.3 million from the issuance of CDs, a $36.0 million increase in other deposit balances, and $27.5 million from the sale of AFS MBS.

         During the first half of 1996, repayments of loans receivable and MBS totaled $434.6 million, double the $211.9 million of repayments received during the first six months of 1995. Repayments on loans and MBS increased steadily during most of 1995 as market interest rates declined. The high level of repayments has continued during 1996, despite the rise in interest rates since the beginning of 1996. Management believes that repayments will moderate through the end of 1996.

         During the first half of 1996, short term borrowings increased by $149.7 million and long term borrowings rose by $50.0 million. Both the increase in short term and long term borrowings primarily resulted from the use of borrowings to fund the acquisition of 1-4 family whole loans during the first six months of 1996. In comparison, liquidity was used to reduce short and long term borrowings by $17.4 million during the same period in 1995.

         During the first six months of 1996, Management continued to rely on the issuance of CDs as a funding source. The issuance of CDs during the first half of 1996 totaled $169.3 million, compared to $165.9 million during the same quarter in 1995. During 1995 and continuing into 1996, Management has emphasized the issuance of shorter-term CD products by using attractive offering rates and special products. However, during the second quarter, the Bank allowed some of the CD balances attracted through these special promotions, to mature. Many of these CD balances were replaced with other short term, lower costing CD products. In addition, many of these balances shifted into checking, savings and money market account balances, which also increased by $36.0 million during the first six months of 1996. In comparison, during the first half of 1995, these other deposit balances decreased by $12.2 million.

         Also, during the first half of 1996, the Bank sold $27.5 million of fixed rate AFS MBS. In comparison, the Bank sold $56.9 million of AFS MBS during the first six months of 1995. The maturity of $20.0 million of marketable debt securities also provided liquidity during 1996. In comparison, $6.0 million of marketable debt securities matured during the first six months of 1995.

Uses of Funds. The major uses of funds during the six months ended June 30, 1996 included $678.0 million of loans originated and purchased for investment, $177.8 million of payments for maturing CDs, $38.0 million for the purchase of HTM MBS, and $22.4 million for the purchase of treasury stock.

    Loans originated and purchased for investment totaled $678.0 million during the first six months of 1996, compared to $170.4 million during the same period of 1995. During the first half of 1996, the Bank purchased $428.0 million of 1-4 family whole loans in an effort to increase interest earning assets levels
and enhance interest income.   Management will consider additional purchases of
1-4 family loans during 1996 to offset the effect of loan and MBS prepayments. Loans originated from retail operations and correspondent operations were $149.2 million and $106.8 million, respectively. The Bank has focused its efforts on originating loans that yield higher spreads, such as home equity loans. The total originations of home equity, other 1-4 family mortgage loan, and consumer loan products have increased over the same period during 1995. While originations under the Bank's 5 to 120 unit multifamily program have slightly exceeded 1995, the originations are less than expected. In addition to purchasing 1-4 family whole loans to expand interest earning asset levels, the Bank purchased $38.0 million of HTM MBS. MBS purchases during the first half of 1995 totaled $42.5 million.

    Payments for maturing CDs decreased from $207.6 million during the six months ended June 30, 1995 to $177.8 million during the first six months of 1996. The Bank has attempted to maintain CD balances through special promotions and maintaining these balances in other deposit products.

    The Company also used $22.4 million of funds to acquire 925,000 shares of its own common stock. See "HOLDING COMPANY LIQUIDITY" following for further details. In comparison, the Company purchased $4.3 million of its own common stock in the same period in 1995.


Holding Company Liquidity. At June 30, 1996, St. Paul Bancorp, the holding company, had $19.0 million of cash and cash equivalents, which included amounts due from depository institutions and marketable-debt securities with original maturities of less than 90 days. St. Paul Bancorp had $200,000 of marketable-debt securities at June 30, 1996, which collateralize borrowings of the employee stock ownership plan. The Company maintains a $20.0 million revolving line of credit agreement from another financial institution. At June 30, 1996, no funds have been borrowed under this agreement.

         Sources of liquidity for St. Paul Bancorp during the first six months of 1996 included $8.9 million of dividends from the Bank and $900,000 of dividends from St. Paul Financial Development and Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the six months of 1996 included the acquisition of $22.1 million of St. Paul Bancorp common stock under the stock repurchase program, $3.7 million of dividends paid to stockholders, $3.5 million of advances to St. Paul Financial Development, and $1.4 million of interest on the subordinated debt issued in February of 1993. See "STATEMENT OF FINANCIAL CONDITION" for further discussion.

         During July 1996, the Company announced another stock repurchase program. Under this program, the Company would repurchase up to 900,000 shares (or about 5%) of its outstanding common stock during the last six months of the year. In addition, the Company announced a 20% increase in the quarterly dividend per share from $0.10 to $0.12 per share.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At June 30, 1996, the Bank had $247.1 million invested in liquid assets, which exceeded the current requirement by $67.3 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate (3) for the three months ended June 30, 1996 and 1995:

                                        INCREASE/(DECREASE) DUE TO
                                     -------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                     $ 6,627     $   698     $ 7,325
Mortgage-backed securities            (2,379)       (309)     (2,688)
Marketable-debt securities              (255)        120        (135)
Federal funds and interest-bearing
  bank balances                          139         (75)         64
Other short-term investments              (5)        (82)        (87)
                                     -------     -------     -------
  Total interest income                4,127         352       4,479


CHANGE IN INTEREST EXPENSE:

Deposits                                 887         267       1,154
Short-term borrowings                  1,445        (307)      1,138
Long-term borrowings                    (545)        (77)       (622)
                                     -------     -------     -------
  Total interest expense               1,787        (117)      1,670
                                     -------     -------     -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES    $ 2,340     $   469     $ 2,809
                                     =======     =======     =======



- -------------------------

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

RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND
1995

General.   Net income totaled $10.2 million during the three month period ended
June 30, 1996, $1.2 million, or 12.9% higher than the $9.0 million of net income during the same quarter in 1995. Primary earnings per share were $0.54 during the second quarter of 1996, compared to $0.46 per share during the same period during 1995.(4) The higher level of net income was primarily produced by a $2.8 million increase in net interest income and a $208,000 decline in the net loss from foreclosed real estate. Partly offsetting these increases was a $1.8 million increase in general and administrative expenses.

Net Interest Income. Net interest income totaled $31.8 million during the second quarter of 1996, 9.7% or $2.8 million higher than the $29.0 million of net interest income during the same quarter in 1995. The higher net interest income was produced by a $4.5 million increase in interest income, partly offset by a $1.7 million rise in interest expense between the two periods.

           The net interest margin ("NIM") rose 15 basis points from 2.98% during the second quarter of 1995 to 3.13% during the same quarter in 1996. Between the two periods, Management focused on expanding interest earning asset levels, primarily through the acquisition of 1-4 family whole loans. These acquisitions were funded through liquidity, MBS repayments, and borrowings.
The increase in the NIM was primarily produced by higher average loan balances from these purchases and an increase in the effective yield earned on these balances.

Interest Income. Interest income on loans receivable rose $7.3 million, or 14.5%, during the three months ended June 30, 1996 as compared to the same quarter in 1995. The higher level of income was associated with a $343.9 million increase in average balances and an 11 basis point increase in the effective yield earned on these balances. The higher average balances, which totaled $3.00 billion during the second quarter, primarily resulted from the purchase of $626.3 million of 1-4 family whole loans since June 30, 1995, with most of the purchases occurring during the last seven months of the period. These purchases and loans originated from investment were partly offset by loan repayments, which have


________________________

        (4) The earnings per share comparison grew faster than net income due to the stock repurchase program executed during the first six months of 1996.

steadily increased since the beginning of 1995. The effective yield earned on loans, which was 7.72% during the second quarter of 1996 compared to 7.61% during the same quarter a year ago, benefitted from favorable repricing on the adjustable rate portion of the portfolio.

         The $2.7 million decline in MBS interest income primarily resulted from a $153.7 million decline in average MBS balances. Average MBS balances, which totaled $888.7 million during the second quarter of 1996 compared to $1.04 billion during the same quarter in 1995, primarily resulted from principal repayments and the sale of $27.5 million of MBS during the first quarter of 1996. As with the loan portfolio, principal repayments have increased steadily since the beginning of 1995 as interest rates declined. While interest rates have moved upwards during 1996, the rates on some financial instruments are still generally lower during 1996 than the same period during 1995. The effective yield on MBS declined 12 basis points to 6.18% during the second quarter. The lower effective yield on the MBS portfolio primarily resulted from the repayment of higher rate MBS balances and increased premium amortization associated with the higher level of repayments.

         Interest income from investments, which includes marketable-debt securities, federal funds, interest bearing bank balances, and other short-term investments, declined $158,000 during the second quarter of 1996 compared to the second quarter 1995. The decline in income was produced by both a decline in average balances and the effective yield earned on these balances. Average investment balances declined $8.6 million from $189.7 million during the second quarter of 1995 to $181.1 million during the current quarter. Most of the decline was associated with the use of liquidity to help fund the acquisition of 1-4 family whole loans. The effective yield earned on investments was 5.62% during the three months ended June 30, 1996 compared to 5.70% during the same period during 1995. The general decline in market interest rates since the beginning of 1995 produced the lower effective yield.

Interest Expense. Deposit interest expense rose $1.2 million during the second quarter of 1996 compared to the same quarter in 1995 primarily due to higher average deposit balances. Average deposit balances increased $84.8 million between the two periods, with most of the increase occurring in CD account products. During 1995 and into the beginning of 1996, Management focused its attention on attracting and maintaining short-term CD balances with higher offering rates and the use of special promotions. Through these efforts, the Bank was able to increase average CD balances by $103.0 million during the second quarter of 1996 compared to the second quarter of 1995, with most of the increase occurring during the last half of 1995 and the first quarter of 1996. The effective cost of deposits was 4.21% during the second quarter of 1996 compared to 4.22% during the second quarter of 1995. While the effective cost between the two periods was relatively unchanged, the effective cost of deposits increased during the latter half of 1995 and early 1996, but began to decline during the second quarter of 1996.

         Borrowing interest expense rose $516,000 during the current quarter compared to the year ago quarter primarily due to a $70.0 million increase in average borrowing balances, partly offset by a 53 basis point decline in the effective cost of borrowings. Average borrowing balances rose to $509.8 million during the second quarter of 1996, as Management used borrowing balances to help fund the acquisition of 1-4 family whole loans throughout 1996. These new borrowings, which were generally at rates below the weighted average rate of the entire borrowing portfolio, and lower short-term borrowing rates during the second quarter of 1996 compared to 1995 produced the decline in the effective cost of borrowings.

Interest Rate Spread. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread (i.e., the difference between weighted average rates on interest bearing assets and liabilities), the relative size of interest earning assets compared to interest bearing liabilities, and asset quality.

     The interest rate spread was 2.80% at June 30, 1996 and Mar. 31, 1996 and 2.58% at June 30, 1995. Several factors have led to the increase in the interest rate spread since June 30, 1995. First, lower short-term borrowing rates at June 30, 1996 compared to the same period in 1995 and a 9 basis point decline in the weighted average cost of deposits produced the largest increase in the interest rate spread. Second, favorable repricing in the loan and MBS portfolios since the middle of 1995 also allowed the spread to expand. The remainder of the increase in the spread resulted from a shift in interest earning assets, as MBS repayments and liquidity were reinvested in higher yielding loans.

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

         Management also believes that several product related factors will continue to impact the interest rate spread. First, nearly all adjustable rate loans and MBS contain periodic and lifetime interest rate caps, that limit the amount of upward repricing on loans and MBS. At June 30, 1996, interest rate caps on $146.1 million of originated loans have kept the adjustable rate on these loans below their fully indexed rate.(5) In contrast, the Bank's MBS portfolio was not adversely affected by any of the contractual periodic or lifetime caps at June 30, 1996. Most of the annual interest caps in the Bank's loan and MBS portfolio are 2%.

         Second, the Bank has $896.8 million of 1-4 family "adjustable" rate loans that have initial fixed interest rates periods ranging from three to five years. At June 30, 1996, only a nominal amount of these loans are rescheduled to reprice during the next twelve months. If interest rates remain at current levels at the time of repricing, the Bank should experience an increase in the yields, but could also experience higher prepayments.

         Third, approximately $440.7 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate. At June 30, 1996, the weighted average fully indexed rate on these loans was 7.32% and the weighted average floor was 8.05%. During the first half of 1996, floors provided $1.4 million of interest income and added 10 basis points to the loan yield and 7 basis points to the interest rate spread. (6)





________________________

        (5) Had these loans been allowed to adjust to their fully indexed rate, the loan yield at June 30, 1996 would have been 6 basis points higher and the interest rate spread would have been 5 basis points higher.

        (6) At June 30, 1995, the Bank had $565.1 million of adjustable rate loans at their interest rate floors. These floors added $2.9 million to interest income during the first six months of 1995 and 22 basis points and 15 basis points to the loan yield and interest rate spread, respectively.

         Lastly, $1.1 billion of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition will benefit the Bank's asset yields as rates decrease, but hinder repricing as interest rates increase.

         On the liability side, the Company has $380.5 million of short-term borrowings that are sensitive to interest rate movements. Also, at June 30, 1996, the Bank had $180.0 million of noninterest bearing deposit account balances.

Provision for Loan Losses. The Company recorded a $500,000 provision for loan losses during the second quarter of 1996, compared to $450,000 during the same quarter a year ago. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $8.5 million during the three months ended
June 30, 1996, $95,000 or 1.1% higher than other income of $8.4 million during the same period in 1995. The higher level of other income was primarily associated with increases in discount brokerage commissions and gains on loan sales. These increases were partly offset by lower income from real estate development and annuity operations and a decline in other fee income.

         The $605,000 increase in discount brokerage commissions was associated with higher transaction volumes. The higher gain on loan sales of $101,000 was produced by an increase in the sale of fixed rate loans and the capitalization of certain costs to originate mortgage loans held for sale in accordance with the first quarter 1996 adoption of SFAS No. 122. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further information.

         Lower sales volumes produced the $196,000 decline in insurance and annuity commissions and a decrease in residential lot and home sales activities produced the $196,000 lower revenues from real estate development operations. The decline in other servicing fees was largely due to an adjustment in the fee structure that became effective in the fourth quarter of 1995.

         While most of the growth in other income during 1995 resulted from changes to the fee structures, management anticipates growth in 1996 to come from increased transaction volumes and greater contributions from discount brokerage operations. The installation of over 240 ATMs in White Hen Pantry(R) food stores during the second quarter of 1996 is expected to begin to contribute to other fee income during the last half of the year.

General and Administrative Expense.   General and administrative expenses
totaled $24.3 million during the three months ended June 30, 1996, $1.8 or 7.9% higher than the same period in 1995. The higher level of expense was associated with higher compensation and benefits of $670,000, occupancy, equipment and office expense of $734,000, and advertising of $238,000.

         The increase in compensation and benefits was associated with annual merit increases, higher payroll taxes and increased medical costs. Higher occupancy, equipment and office expense was associated with the addition of the Telephone Banking Center in the fourth quarter of 1995 and higher fixed asset depreciation associated with capital investments, such as the telephone banking center, the digital telephone system and the installation of White Hen ATMs. Higher planned advertising expenditures produced the increase in advertising costs between the two periods.

         Because of fee-based products and services offered, the Company's general and administrative expenses may be higher than other institutions. Nonetheless, Management remains committed to ongoing expense control. Despite these measures, continued expansion of the ATM network, additional capital investments, and general inflation will cause 1996 general and administrative expense to exceed 1995 levels. At the same time, Management expects that the introduction of new technology, such as check imaging, a digital phone system and the telephone banking center, can provide a cost-effective means of handling more transactions and enhancing other income.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $20,000 during the second quarter of 1996, $207,000 lower than the net loss recorded during the same quarter a year ago. Most of the decrease was produced by a lower provision for real estate owned ("REO") losses. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   The provision for income taxes totaled $5.3 million or 34.2% of pre-tax income during the second quarter of 1996 compared to $5.2 million or 36.4% of pre-tax income during the same quarter in 1995. A $1.3 million increase in pre-tax income was partly offset by a decline in the effective income tax rate. Management has implemented certain tax planning strategies to reduce the effective income tax rate. The effective income tax rate for 1996 is expected to be approximately 35%, and an adjustment was recorded during the second quarter of 1996 to reduce the annual effective tax rate to the expected effective rate.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                 Three months ended June 30,
Dollars in thousands                    At June 30, 1996                    1996                            1995
- ----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
- ----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)        $82,002    5.48%      $79,488      $1,125     5.68%   $ 98,081    $1,260     5.15%
   Federal funds/
     interest bearing balances             51,220    5.06        40,349         518     5.15      30,093       454     6.05
   Other investments (c)                   54,585    6.15        61,258         893     5.85      61,554       980     6.39
- ----------------------------------------------------------------------------------------------------------------------------
Total investments                         187,807    5.56       181,095       2,536     5.62     189,728     2,694     5.70
Mortgage-backed securities (b)            843,821    6.45       888,740      13,728     6.18   1,042,444    16,416     6.30
Loans receivable (d)                    3,096,245    7.66     2,995,272      57,788     7.72   2,651,331    50,463     7.61
- ----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $4,127,873    7.32%   $4,065,107     $74,052     7.29% $3,883,503   $69,573     7.17%
============================================================================================================================

Deposits:
   Interest bearing checking             $240,662    1.74%     $233,252      $1,029     1.77%   $233,088    $1,069     1.86%
   Noninterest bearing checking           142,334     --        134,156        --       --       118,788      --        --
   Other noninterest bearing accounts      37,518     --         33,629        --       --        29,525      --        --
   Money market accounts                  209,078    3.41       203,538       1,636     3.22     217,535     1,687     3.15
   Savings accounts                       708,647    2.41       703,678       4,247     2.42     727,523     4,396     2.45
   Certificates of deposit              1,921,130    5.63     1,961,733      27,397     5.60   1,858,752    26,003     5.67
- ----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,259,369    4.19     3,269,986      34,309     4.21   3,185,211    33,155     4.22
Borrowings:(e)
   Short-term borrowings                  380,484    5.72       274,267       3,853     5.63     173,194     2,715     6.29
   Long-term borrowings                   260,760    6.89       235,543       4,121     7.02     266,621     4,743     7.14
- ----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          641,244    6.20       509,810       7,974     6.27     439,815     7,458     6.80
- ----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,900,613    4.52%   $3,779,796     $42,283     4.49% $3,625,026   $40,613     4.49%
============================================================================================================================
Excess of interest earning assets
  over interest bearing liabilities      $227,260              $285,311                         $258,477
============================================================================================================================
Ratio of interest earning assets over
  interest bearing liabilities               1.06                  1.08                             1.07
============================================================================================================================
Net interest income                                   -                     $31,769                        $28,960
============================================================================================================================
Interest rate spread                                 2.80%                              -                               -
============================================================================================================================
"Average" interest rate spread                        -                                 2.80%                          2.67%
=============================================================================================================================
Net yield on average earning assets                   -                                 3.13%                          2.98%
=============================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual.
(e) Includes FHLB Bank advances, securities sold under agreements to repurchase, and other borrowings.

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate (7) for the six months ended June 30, 1996 and 1995:

                                   INCREASE/(DECREASE) DUE TO
                                 -------------------------------


                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
- ---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
Loans receivable                      $ 8,783     $ 2,230     $11,013
Mortgage-backed securities             (4,587)       (304)     (4,891)
Marketable-debt securities               (448)        185        (263)
Federal funds and interest-bearing
  bank balances                           719        (118)        601
Other short-term investments              364        (140)        224
                                      -------     -------     -------
  Total interest income                 4,831       1,853       6,684


CHANGE IN INTEREST EXPENSE:

Deposits                                1,424       3,128       4,552
Short-term borrowings                     593        (547)         46
Long-term borrowings                     (650)       (134)       (784)
                                      -------     -------     -------
  Total interest expense                1,367       2,447       3,814
                                      -------     -------     -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES     $ 3,464     $  (594)    $ 2,870
                                      =======     =======     =======





- ------------------------

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

RESULTS OF OPERATIONS -- COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

General.   Net income totaled $18.9 million during the six month period ended
June 30, 1996, $911,000 or 5.1% higher than the $18.0 million of net income during the same period in 1995. Primary earnings per share during the first six months of 1996 were $0.99 or 6.5% higher than the $0.93 during the first six months of 1995.(8) A $2.9 million increase in net interest income and a $1.3 million increase in other income primarily produced the higher level of income. Partly offsetting these increases were a $2.7 million increase in general and administrative expenses and a higher loss on foreclosed real estate of $500,000.

Net Interest Income. Net interest income totaled $61.4 million during the six month period ended June 30, 1996, $2.9 million or 4.9% higher than net interest income during the same period a year ago. A $6.7 million rise in interest income, partly offset by higher interest expense of $3.8 million produced the increase in net interest income.

           The NIM increased 6 basis points from 3.00% during the first six months of 1995 to 3.06% during the first half of 1996. Higher average loan balances and an increase in the effective loan yield produced most of the increase in the NIM. The acquisition of $626.3 million of 1-4 family whole loans since June 30, 1995 allowed the Bank to increase average interest earning asset levels and enhance net interest income. This increase in the NIM was partly offset by a higher effective cost of deposits. The effective cost of deposits rose during the last half of 1995 and into the first quarter of 1996, causing the NIM to contract. See RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995 for a discussion of the interest rate spread.

Interest Income. Interest income on loans receivable increased $11.0 million, or 11.1%, during the first six months of 1996 compared to the same period in 1995. The higher level of income was associated with a $228.8 million increase in average balances and a 17 basis point increase in the effective yield earned on these balances. The higher average balances, which totaled $2.87 billion during the first two quarters of 1996, primarily resulted from the recent acquisitions of 1-4 family whole loans, with most of these purchases occurring



________________________

        (8) The earnings per share comparison grew faster than net income due to the stock repurchase program executed during the first six months of 1996.

since December 1995. These purchases and loans originated for investment were partly offset by loan repayments. The effective yield earned on loans rose from 7.54% during the first six months of 1995 to 7.71% during the same period in 1996 primarily resulted from favorable repricing on the adjustable rate portion of the portfolio.

         The $4.9 million decline in MBS interest income primarily resulted from a $147.9 million decline in average MBS balances and a 6 basis point decline in the effective yield earned on the MBS. Average MBS declined to $926.1 million during the first six months of 1996 compared to $1.07 billion during the same period in 1995 Principal repayments and the sale of $27.5 million of MBS during the first quarter of 1996 produced the decline in average balances. The average effective yield on MBS declined to 6.20% during the first half of 1996 compared to 6.26% during the same period a year ago. The repayment of higher interest earning MBS balances and an increased amount of premium amortization during 1996 associated with the continued high level of repayments, produced the decline in the effective yield. Favorable repricing in the adjustable rate portion of the portfolio partly offset this decline.

         Interest income from investments, which includes marketable-debt securities, federal funds, interest bearing bank balances, and other short-term investments, increased $562,000 over the first six months of 1995. Most of the increase in interest income was associated with an increase in average investment balances. Average balances totaled $215.6 million during the first two quarters of 1996, or $22.6 million higher than the same period a year ago. During the first half of 1996, Management was maintaining higher investment balances to help fund the acquisition of whole loans, resulting in the increase in average balances. The effective yield earned on investment balances declined 6 basis points from 5.63% during the first half of 1996 to 5.57% during the same period in 1996. The general decline in market interest rates since the beginning of 1995 produced the lower effective yield.

Interest Expense. Deposit interest expense rose $4.6 million between the first six months of 1995 and 1996 due to a 20 basis point increase in the effective cost of deposits and a $69.5 million increase in average deposit balances. The focus on shorter-term CDs during most of 1995 and into 1996 produced both the increase in the effective cost of deposits and the higher average deposit balances. The effective cost of deposits increased from 4.07% during the first half of 1995 to 4.27% during the same period in the current year. Higher offering rates on new CDs and an increase in the relative size of CDs as compared to other deposit product balances caused the higher effective cost of deposits. While the weighted average deposit rate increased through 1995 and
early 1996, the rate declined during the second quarter.   Average deposit
balances totaled $3.26 billion during the first half of 1996 compared to $3.19 billion during the same period a year ago. While deposit costs have risen between periods, the Bank's deposit costs are still lower than the costs of certain of its competitors, according to certain surveys.

         Borrowing interest expense declined $738,000 during the six month period ended June 30, 1996 compared to the same period in 1995 primarily due to a 35 basis point decline in the effective cost of borrowings. The effective cost of borrowings was 6.42% for the first six months of 1996 compared to 6.77% during the same six month period in 1995. Most of the decline occurred in short-term borrowings that benefited from generally lower interest rates in 1996 compared to the same period during 1995. Average borrowing balances were $466.6 million during the first half of 1996, only $1.7 million higher than in the same period in 1995. While average balances have remained relatively unchanged, period-end borrowing balances have increased significantly from June 30, 1995 to June 30, 1996. Since most of the additional borrowings to help fund the acquisition of whole loans occurred during the second quarter of 1996, these additional borrowings did not fully impact average balances.

Provision for Loan Losses. The Company recorded a $1.0 million provision for loan losses during the first six months of 1996 compared to $1.1 million during the same period a year ago. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income. Other income totaled $17.7 million during the first six months of 1996, $1.3 million or 7.9% higher than other income of $16.4 million during the same period in 1995. The higher level of other income was associated with higher revenues from the Company's discount brokerage subsidiaries and higher gains on loan sales.

Discount brokerage commissions improved $1.2 million between the two year-to-date periods, largely due to higher transaction volumes. The $397,000 increase in gain on loan sales resulted from an increase in the sale of fixed rate loans as well as the capitalization of certain costs to originate mortgage loans held for sale in accordance with the first quarter 1996 adoption of SFAS No. 122. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

         Other income also included an $855,000 gain on the sale of AFS MBS during the first half of 1996. In comparison, the Bank recorded an $837,000 gain on the sale of AFS MBS during the first half of 1995.

General and Administrative Expense.   General and administrative expense
totaled $47.7 million during the first half of 1996, $2.7 million or 5.9% higher than the same period in 1995. The higher level of expense was primarily associated with higher compensation and benefits of $1.2 million, occupancy, equipment and office expense of $1.2 million and increased advertising expense of $367,000.

         The increase in compensation and benefits is due to annual merit increases and increased medical costs. Occupancy, equipment and office expense increased due to the opening of the Telephone Banking Center and higher fixed asset depreciation associated with capital expenditures made since the second quarter of 1995. Higher advertising expense is related to increased planned advertising expenditures.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $1.1 million during the first half of 1996, $500,000 higher than the net loss recorded during the same period a year ago. Most of the increase was produced by a higher provision for real estate owned ("REO") losses. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   Income taxes totaled $10.4 million or 35.4% of pre-tax income during the first six months of 1996 compared to $10.2 million or 36.1% of pre-tax income during the same quarter in 1995. A $1.1 million increase in pre-tax income was partly offset by a lower effective income tax rate. The implementation of certain tax planning strategies allowed the Company to reduce its effective income tax rate during 1996.

 AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

                                                                                  Six months ended June 30,
Dollars in thousands                    At June 30, 1996                    1996                            1995
- ----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
- ----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)     $   82,002    5.48%   $   82,893    $  2,266     5.51% $   99,637  $  2,529     5.12%
   Federal funds/interest
     bearing balances                      51,220    5.06        57,133       1,498     5.29      30,136       897     6.00
   Other investments (c)                   54,585    6.15        75,609       2,190     5.84      63,273     1,966     6.27
- ---------------------------------------------------------------------------------------------------------------------------
Total investments                         187,807    5.56       215,635       5,954     5.57     193,046     5,392     5.63
Mortgage-backed securities (b)            843,821    6.45       926,107      28,709     6.20   1,073,991    33,600     6.26
Loans receivable (d)                    3,096,245    7.66     2,870,383     110,646     7.71   2,641,536    99,633     7.54
- ---------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $4,127,873    7.32%   $4,012,125    $145,309     7.25% $3,908,573  $138,625     7.10%
===========================================================================================================================

Deposits:
   Interest bearing checking           $  240,662    1.74%   $  235,250    $  2,044     1.75% $  234,360  $  2,134     1.84%
   Noninterest bearing checking           142,334     --        128,239        --       --       114,297      --        --
   Other noninterest bearing accounts      37,518     --         31,421        --       --        28,984      --        --
   Money market accounts                  209,078    3.41       200,072       3,169     3.19     226,101     3,492     3.11
   Savings accounts                       708,647    2.41       698,081       8,416     2.43     737,892     8,900     2.43
   Certificates of deposit              1,921,130    5.63     1,967,575      55,367     5.67   1,849,537    49,918     5.44
- ---------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,259,369    4.19     3,260,638      68,996     4.27   3,191,171    64,444     4.07
Borrowings:(e)
   Short-term borrowings                  380,484    5.72       215,738       6,076     5.68     195,555     6,030     6.22
   Long-term borrowings                   260,760    6.89       250,824       8,788     7.07     269,310     9,572     7.17
- ---------------------------------------------------------------------------------------------------------------------------
Total borrowings                          641,244    6.20       466,562      14,864     6.42     464,865    15,602     6.77
- ---------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,900,613    4.52%   $3,727,200    $ 83,860     4.54% $3,656,036  $ 80,046     4.42%
===========================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities    $  227,260            $  284,925                       $  252,537
===========================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.06                  1.08                             1.07
===========================================================================================================================

Net interest income                                   -                    $ 61,449                       $ 58,579
===========================================================================================================================
Interest rate spread                                 2.80%                              -                               -
===========================================================================================================================

"Average" interest rate spread                        -                                 2.71%                          2.68%
===========================================================================================================================

Net yield on average earning assets                   -                                 3.06%                          3.00%
===========================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses.
(c) Includes investment in Federal Home Loan Bank stock, deposits at Federal Home Loan Bank, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual.
(e) Includes FHLB Bank advances, securities sold under agreements to repurchase, and other borrowings.

KEY CREDIT STATISTICS


                                        June 30, 1996      Dec. 31, 1995      Dec. 31, 1994
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
- ---------------------------------------------------------------------------------------------
LOAN PORTFOLIO
- ---------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $2,034,602   66%   $1,663,228   62%   $1,530,132   59%
Multifamily units                         972,807   32       979,017   36       993,122   38
Commercial                                 52,987    2        54,981    2        63,983    3
Land and land development                   2,002    *         1,940    *           224    *
- ---------------------------------------------------------------------------------------------
Total mortgage loans                   $3,062,398  100%   $2,699,166  100%   $2,587,461  100%
=============================================================================================

CONSUMER LOANS
Secured by deposits                    $    1,802    9%   $    2,307   10%   $    1,928    8%
Education (guaranteed)                         72    *           261    1           584    3
Home improvement                              377    2           576    2           832    4
Auto                                       17,872   87        20,034   86        19,392   83
Personal                                      375    2           165    1           380    2
- ---------------------------------------------------------------------------------------------
Total consumer loans                   $   20,498  100%   $   23,343  100%   $   23,116  100%
- ---------------------------------------------------------------------------------------------
Total loans held for investment        $3,082,896         $2,722,509         $2,610,577
=============================================================================================
Weighted average rate                             7.66%              7.69%              7.51%
=============================================================================================
*Less than 1%

NONPERFORMING ASSETS
- --------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $    7,396    35%  $    7,722    26%  $    5,584   21%
Multifamily units                           8,510    40        8,665    30        3,813   14
Commercial                                    ---    --        1,360     5          437    1
Land and land development                     ---    --          ---    --          ---   --
- --------------------------------------------------------------------------------------------
Total mortgage loans                       15,906    75       17,747    61        9,834   36
CONSUMER LOANS                                 17     *           81     *          101    *
REAL ESTATE OWNED
1-4 family units                            1,193     6        2,174     8        4,585   17
Multifamily units                           2,800    13        8,206    28       10,753   40
Commercial                                  1,351     6          997     3        1,818    7
Land and land development                     ---    --          ---    --          ---   --
- ---------------------------------------------------------------------------------------------
Total real estate owned                     5,344    25       11,377    39       17,156   64
- ---------------------------------------------------------------------------------------------
Total nonperforming assets             $   21,267   100%  $   29,205   100%  $   27,091  100%
=============================================================================================

*Less than 1%

                                                          June 30,    Dec. 31,     Dec. 31,
                                                              1996        1995        1994
- ---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
- ---------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable            0.16%         0.21%      0.39%
Net California loan charge-offs to average California
 loans receivable                                            0.64          0.48       1.21
Loan loss reserve to total loans                             1.21          1.42       1.62
Loan loss reserve to nonperforming loans                   234.36        216.62     424.72
Loan loss reserve to impaired loans                         90.17        120.37     170.03
Nonperforming assets to total assets                         0.46          0.71       0.66
General valuation allowance to non-
  performing assets                                        166.64        123.94     143.24
- --------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

LENDING
         At June 30, 1996, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

         At June 30, 1996, non-performing loans totaled $15.9 million compared to $17.8 million at Dec. 31, 1995. (9) Since Dec. 31, 1995 $16.4 million of delinquent loans were transferred to REO. For the first six months of 1996, $16.3 million of loans went to the non-performing status, while charge-offs and repayments totaled $1.8 million.

         At June 30, 1996, the Bank had a net investment of $41.4 million of impaired loans.(10) In comparison, the Bank had a net investment of $32.1 million in impaired loans at Dec. 31, 1995.(11) During the first half of 1996, the addition of $28.8 million of loans to the impaired category, produced the higher net impaired balances. Offsetting these additions was the transfer of $15.1 million of impaired multifamily loans to REO and the improvement in value of one multifamily property of $4.4 million. At June 30, 1996, of the total net impaired loans, $3.2 million were non-performing and $38.2 million were performing loans, but were considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. In comparison, of the


__________________________________

       (9) Of the $15.9 million of non-performing loans at June 30, 1996, $9.6 million was secured by real estate located in California. Of the $17.8 million of non-performing loans at Dec. 31, 1995, $6.7 million was secured by real estate located in California.

      (10) In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

      (11) At June 30, 1996, of the $41.4 million of loans considered impaired, $39.4 million were loans secured by real estate located in California. At Dec. 31, 1995, of the $32.1 million of loans considered impaired, $30.0 million were loans secured by real estate located in California.

$32.1 million of impaired loans at Dec. 31, 1995, $28.1 million were performing and $4.0 million were non-performing loans.

         The accumulated provision for loan losses at June 30, 1996 was $37.3 million compared to $38.6 million at Dec. 31, 1995, a decrease of $1.3 million. The following table provides activity in the accumulated provision for loan losses from Jan. 1, 1995 through June 30, 1996:

                                  1996                 1995
                              --------------    --------------------------
                              Six  Months        Six Months     Year Ended
Dollars in thousands          Ended June 30      Ended June 30    Dec. 31
- --------------------------------------------    --------------------------
Beginning of Period                 $38,619         $42,196      $42,196
Provision for losses                  1,000           1,100        1,900
Charge-offs                          (2,659)         (3,849)      (7,879)
Recoveries                              358           1,785        2,402
                                    -------         --------------------
End of Period                       $37,318         $41,232      $38,619
                                    =======         ====================


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

         Gross charge-offs in the first half of 1996 totaled $2.7 million, or $1.1 million less than the same period a year ago.(12) Most of the charge-offs during 1996 related to the Bank's nationwide multifamily and commercial real estate loan portfolio. Although gross charge-offs declined, net charge-offs (gross charge-offs net of recoveries) increased $237,000 over the same time period due to the higher recoveries recorded during the first half of 1995. Annualized net loan



- ---------------------------

     (12) The $2.7 million of gross loan charge-offs in the first half of 1996 included $2.1 million of charge-offs on loans considered impaired under SFAS No. 114, $211,000 of charge-offs on 1-4 family and consumer loans, $114,000 charge-off of interest on a delinquent multifamily loan serviced for others, and $96,000 charge-off as an inducement for an early payoff of a multifamily loan.

charge-offs to average loans receivable totaled 0.16% during the first half of 1996. In comparison, the Company's net loan charge-offs in 1995 and 1994 were equivalent to 0.21% and 0.39% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

         The loan loss provision recorded during the six months ended June 30, 1996 was $1.0 million compared to $1.1 million during the six months ended June 30, 1995. The trend of lower classified loans, the continued low level of non-performing assets, a smaller multifamily portfolio balance, and the stabilization of certain real estate markets have allowed the Bank to reduce its level of valuation allowances by recording new loss provisions below net charge-offs. See "KEY CREDIT STATISTICS" for further details.

         As of June 30, 1996, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 37.0% compared to 42.2% at Dec. 31, 1995.

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

         During the first six months of 1996, the Bank purchased $428.0 million of whole loans. All of these loans are secured by 1-4 family real estate located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures. As a result of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. These loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

         Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. Although some weakness persists in certain areas, Management is not aware of any changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

         Approximately $478 million of the Bank's nationwide multifamily and commercial loan portfolio is scheduled to mature by the end of 1998.
Management is actively working with borrowers whose loans mature in 1996 and 1997 to either refinance or repay the mortgage loans, depending upon the credit characteristics. Management is also pursuing strategies for ensuring repayment of those mortgage loans maturing after 1997. Depending on the strategies deployed, the amount of the Bank's charge-offs, REO, and nonperforming assets could be affected. Management believes that, based on economic conditions known today, loan loss reserves of the Bank are adequate to absorb the inherent losses in the portfolio as it relates to current plans to refinance or liquidate the multifamily real estate portfolio as it matures.


OTHER REAL ESTATE OWNED

         REO totaled $5.3 million at June 30, 1996 compared to $11.4 million at
the end of 1995.(13)   The sale of seven REO assets totaling $23.6 million, $1.3
million of write downs of existing REO asset, and $1.0 million net decrease in 1-4 family REO balances produced the lower level of total REO assets. Partly offsetting these decreases were new multifamily REOs of $16.4 million and the repurchasing of $3.4 million of participating interests in an existing REO asset.

         The accumulated provision for real estate losses totaled $448,000 at June 30, 1996 compared to $2.0 million at Dec. 31, 1995. During the first half of 1996, the Bank recorded net charge-offs on REO properties of $2.5 million, while $924,000 of net charge-offs were recorded during the same period in 1995. The charge-offs primarily relate to the sale of an office building and a multifamily



__________________________________

       (13) Of the $5.3 million of REO at June 30, 1996, $2.8 million was a multifamily property located in California. At Dec. 31, 1995, there were no REO properties located in California.

property during 1996. The provision for REO losses was $943,000 during the first half of 1996 compared to $311,000 in the first half of 1995. This provision during 1996 was considered necessary to reflect an additional loss on the multifamily property sold during the second quarter.(14) Since the loss on the commercial building was primarily provided for during 1995, the provision for losses during 1996 was less than net charge-offs.

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



__________________________________

     (14) The Bank had previously carried the REO at a value that was supported by a current appraisal. The Bank entered into a subsequent sales contract with a buyer at a lower value, principally due to high vacancy levels. Management elected to accept the liquidation value rather than holding this asset in an effort to achieve stabilization of occupancy.

ASSET/LIABILITY REPRICING SCHEDULE(a)

                                                                      at June 30, 1996
                                           ---------------------------------------------------------------------------------
                                           Weighted                               More than 6
                                            Average             % of    6 Months   months to                           Over
                                             Rate    Balance    Total    or less     1 year    1-3 years  3-5 years   5 years
    -------------------------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
     Investments:(b)
       Adjustable rate                       5.10% $   54,219      1% $   54,219        -          -          -          -
       Fixed rate                            5.75     133,588      3      39,445     16,313     32,648        -       45,182
     Mortgage-backed securities:(c)
       Adjustable rate                       6.12     557,611     14     318,760    238,851        -          -          -
       Fixed rate                            7.09     286,210      7      21,834      9,126     76,446     51,690    127,114
     Mortgage loans:(c)
       Adjustable and renegotiable rate      7.54   2,561,904     62   1,344,136    455,400    678,059     84,309        -
       Fixed rate                            8.26     500,494     12      51,465     47,272    158,290     96,974    146,493
     Consumer loans (c)                      7.99      20,497      1       3,106      1,944      6,185      4,639      4,623
     Assets held for sale                    8.32      13,350      *      13,350        -          -          -          -
                                             --------------------------------------------------------------------------------
       Total rate sensitive assets           7.32% $4,127,873    100% $1,846,315   $768,906   $951,628   $237,612   $323,412
                                             ================================================================================

     RATE SENSITIVE LIABILITIES:
     Deposits:
       Checking accounts                     1.00% $  420,013     11% $  113,821   $ 23,897   $ 78,337   $ 56,598   $147,360
       Savings accounts                      2.41     708,708     18     233,804     44,860    140,882     94,729    194,433
       Money market deposit accounts         3.40     209,518      5     209,518        -          -          -          -
       Fixed-maturity certificates           5.63   1,921,130     49   1,107,558    398,218    277,346     75,085     62,923
                                             --------------------------------------------------------------------------------
                                             4.19   3,259,369     83   1,664,701    466,975    496,565    226,412    404,716
     Borrowings:
       FHLB advances                         5.94     536,399     15     435,000     50,314     50,000        248        837
       Other borrowings                      7.29      88,445      2      88,445         -         -          -          -
       Mortgage-backed note                  8.54      16,400      *         -           -         -       16,400        -
                                             --------------------------------------------------------------------------------
                                             6.20     641,244     17     523,445     50,314     50,000     16,648        837
      Total rate sensitive liabilities       4.52% $3,900,613    100% $2,188,146   $517,289   $546,565   $243,060   $405,553
                                             ================================================================================

     Excess (deficit) of rate sensitive
     assets over rate
     sensitive liabilities (GAP)             2.80% $  227,260           (341,831)  $251,617   $405,063   $ (5,448)  $(82,141)
                                             ================================================================================

     Cumulative GAP                                                    $(341,831)  $(90,214)  $314,849   $309,401   $227,260
     Cumulative GAP to total assets without
       regard to hedging transactions                                      -7.88%     -2.08%      7.26%      7.13%      5.24%
     Cumulative GAP to total assets with
       impact of hedging transactions                                      -5.47%      0.33%      7.26%      7.13%      5.24%



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

(a) On May 15, 1996, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years and to ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 1996.

(b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for and the number of votes withheld as to each such matter.

         1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for and withheld is set forth below:

                                                         Withhold
                                                         Authority
                  Nominees              For               To Vote
                  --------           -----------------------------
                  [S]                [C]                 [C]
                  John W. Croghan    15,302,378           602,997
                  Kenneth J. James   15,300,972           604,403
                  Michael R. Notaro  15,218,036           687,339

         2. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 was ratified. There were 15,506,147 votes cast for the proposal, 293,972 votes against the proposal and 105,256 votes abstained.

ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10, Material Contracts.

         (i) Revolving loan agreement, dated as of September 15, 1995 between St. Paul Bancorp, Inc. and LaSalle National Bank.

(b)      Exhibit 11, Statement re: Computation of Per Share Earnings.

(c)      Exhibit 27, Financial Data Schedule.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                  ------------------------------------
                                             (Registrant)


Date: August 14, 1996            By:    /s/ Joseph C. Scully
      ---------------               ------------------------------------
                                            Joseph C. Scully
                            Chairman of the Board and Chief Executive Officer
                                        (Duly Authorized Officer)




Date: August 14, 1996            By:     /s/ Robert N. Parke
      ---------------               ------------------------------------
                                             Robert N. Parke
                                  Senior Vice President and Treasurer
                                     (Principal Financial Officer)