Form 10-Q
period 1996-09-30
ST PAUL BANCORP INC
filed 1996-11-14
CIK 810578

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

                For the transition period from        to
                                              --------   ---------
                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     36-3504665
--------------------------------------                 -------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60707
----------------------------------------             ----------------------
(Address of principal executive offices)                    (Zip Code)


                                 (773) 622-5000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                   ----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value -- 18,157,846 shares, as of Nov. 1, 1996

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Sept. 30, 1996 and Dec. 31, 1995 ...................    3

          Consolidated Statements of Income for the Three and Nine
          Months Ended Sept. 30, 1996 and 1995 .....................    4

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended Sept. 30, 1996 and 1995 ................    5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended Sept. 30, 1996 and 1995 ................    6

          Notes to Consolidated Financial Statements ...............    7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................    9





PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K .........................   42

          Signature Page ...........................................   43

          Exhibits .................................................   44

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                              Sept. 30,        Dec. 31,
Dollars in thousands                                                            1996            1995
--------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                    $      91,305     $   111,736
    Federal funds sold and interest bearing bank balances                       72,589          41,706
    Short-term cash equivalent securities                                       48,095          33,179
                                                                         -----------------------------
    Total cash and cash equivalents                                            211,989         186,621
  Marketable-debt securities
    (Market: Sept. 30, 1996-$82,013; Dec. 31, 1995-$92,778)                     82,013          92,778
  Mortgage-backed securities
    (Market: Sept. 30, 1996-$794,110; Dec. 31, 1995-$967,687)                  799,227         975,422
  Loans receivable, net of accumulated provision for loan losses
     (Sept. 30, 1996-$36,280;  Dec. 31, 1995-$38,619)                        2,999,549       2,683,890
  Loans held-for-sale, at lower of cost or market
    (Market: Sept. 30, 1996-$11,398; Dec. 31, 1995-$15,638)                     11,393          15,583
  Accrued interest receivable                                                   25,566          25,354
  Foreclosed real estate
    (Net of accumulated provision for losses: Sept. 30,1996-$439;
     Dec. 31, 1995-$1,974)                                                       5,491          10,642
  Real estate held for development or investment                                17,029          13,191
  Investment in Federal Home Loan Bank stock                                    35,211          36,304
  Office properties and equipment                                               47,783          44,720
  Prepaid expenses and other assets                                             40,957          32,174
                                                                         -----------------------------
Total Assets                                                             $   4,276,208     $ 4,116,679
                                                                         =============================

LIABILITIES:
  Deposits                                                               $   3,288,096     $ 3,231,810
  Short-term borrowings                                                        280,499         175,368
  Long-term borrowings                                                         260,754         266,059
  Advance payments by borrowers for taxes and insurance                         10,554          20,610
  Other liabilities                                                             64,674          38,635
                                                                         -----------------------------

  Total Liabilities                                                          3,904,577       3,732,482

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                             -               -
  Common stock (par value $.01 per share:  authorized-40,000,000 shares;
    Issued:  Sept. 30,1996-20,247,218 shares;  Dec. 31, 1995-19,990,106;
    Outstanding:  Sept. 30, 1996-18,081,846 shares;
    Dec. 31, 1995-18,749,734 shares)                                               202             200
  Paid-in capital                                                              144,902         141,166
  Retained income, substantially restricted                                    279,362         269,791
  Unrealized loss on securities, net of taxes                                   (4,393)           (895)
  Borrowings by employee stock ownership plan                                     (441)           (485)
  Unearned employee stock ownership plan shares (196,350 shares)                (2,883)         (2,883)
  Treasury stock (2,165,372 at Sept. 30, 1996;
      1,240,372 shares at Dec. 31, 1995)                                       (45,118)        (22,697)
                                                                         -----------------------------
  Total stockholders' equity                                                   371,631         384,197
                                                                         -----------------------------
Total liabilities and stockholders' equity                               $   4,276,208     $ 4,116,679
                                                                         =============================

See notes to consolidated financial statements


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                      Three months ended             Nine months ended
                                                                        Sept. 30,                      Sept. 30,
                                                                  --------------------          ----------------------

Dollars in thousands except per share amounts                      1996         1995             1996            1995
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                             $   58,833    $  50,648         $  169,479    $ 150,281
  Mortgage-backed securities                                       13,354       16,150             42,063       49,750
  Marketable-debt securities                                        1,157        1,238              3,423        3,767
  Federal funds and interest-bearing bank balances                    485          830              1,983        1,727
  Other investment income                                           1,035          962              3,225        2,928
                                                               -----------------------         -----------------------
     Total interest income                                         74,864       69,828            220,173      208,453

INTEREST EXPENSE:
  Deposits                                                         34,767       33,911            103,763       98,355
  Short-term borrowings                                             4,134        2,503             10,210        8,533
  Long-term borrowings                                              4,566        4,766             13,354       14,338
                                                               -----------------------         -----------------------
     Total interest expense                                        43,467       41,180            127,327      121,226
                                                               -----------------------         -----------------------

     Net interest income                                           31,397       28,648             92,846       87,227

Provision for loan losses                                             500          300              1,500        1,400
                                                               -----------------------         -----------------------
     Net interest income after provision for loan losses           30,897       28,348             91,346       85,827

OTHER INCOME:
  Loan servicing fees                                                 279          374              1,082        1,201
  Other fee income                                                  5,962        5,821             16,392       16,264
  Net gain on loan sales                                              132           91                568          130
  Net gain on securities sales                                          -            -                855          837
  Discount brokerage commissions                                    1,178          809              3,837        2,245
  Income from real estate development                                 643          909              1,842        2,069
  Insurance and annuity commissions                                   773          678              2,199        2,355
  Other                                                               (50)          31               (115)          53
                                                               -----------------------         -----------------------
     Total other income                                             8,917        8,713             26,660       25,154

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                   13,033       11,918             38,676       36,348
  Occupancy, equipment and other office expense                     6,596        5,913             18,917       17,206
  Advertising                                                       1,475        1,036              3,937        3,131
  Federal deposit insurance                                         2,042        2,229              6,014        6,663
  SAIF recapitalization                                            21,000            -             21,000            -
  Other                                                             1,622        1,368              4,956        4,182
                                                               -----------------------         -----------------------
     General and administrative expense                            45,768       22,464             93,500       67,530

Loss on foreclosed real estate                                         89          312              1,245          968
                                                               -----------------------         -----------------------
     Income (loss)before income taxes                              (6,043)      14,285             23,261       42,483

Income taxes expense (benefit)                                     (2,501)       5,225              7,860       15,391
                                                               -----------------------         -----------------------
     NET INCOME (LOSS)                                         $   (3,542)   $   9,060         $   15,401    $  27,092
                                                               =======================         =======================

EARNINGS (LOSS) PER SHARE:
  Primary                                                      $    (0.20)   $    0.46         $     0.81      $  1.39
  Fully diluted                                                     (0.20)        0.46               0.80         1.38
                                                               =======================         =======================

DIVIDENDS PER SHARE                                            $    0.120    $   0.075         $    0.320      $ 0.225
                                                               =======================         =======================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                    Borrowing   Unearned
                                                                      Unrealized   by Employee  Employee
                                  Common Stock                          Loss on       Stock      Stock                Total
                                ----------------- Paid-In   Retained   Securities,  Ownership  Ownership  Treasury  Stockholders'
                                Shares    Amount  Capital    Income    Net of Tax      Plan   Plan Shares   Stock     Equity
                             ------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1994               18,781,480    $198   $138,039    $238,929    ($3,531)    ($1,000)   ($2,883)  ($18,355) $351,397

Stock option
  exercises                    160,676       1      2,388           -          -           -          -          -     2,389
Net Income                           -       -         -       27,092          -           -          -          -    27,092
Cash dividends paid
  to stockholders
  ($0.225 per share)                 -       -         -       (4,141)         -           -          -          -    (4,141)
Change in unrealized
  loss on securities,
  net of tax                         -       -         -            -      3,312           -          -          -     3,312
Treasury stock
  purchases                   (236,447)      -         -            -          -           -          -     (4,342)   (4,342)
                            ------------------------------------------------------------------------------------------------

Balance at
Sept. 30, 1995              18,705,709    $199  $140,427     $261,880      ($219)    ($1,000)   ($2,883)  ($22,697) $375,707
                            ================================================================================================

Balance at
Dec. 31, 1995               18,749,734    $200  $141,166     $269,791      ($895)      ($485)   ($2,883)  ($22,697) $384,197

Stock option
  exercises                    257,112       2     3,736            -          -           -          -          -     3,738
Net Income                           -       -         -       15,401          -           -          -          -    15,401
Cash dividends paid
  to stockholders
  ($0.320 per share)                 -       -         -       (5,830)         -           -          -          -    (5,830)
Change in unrealized
  loss on securities,
  net of tax                         -       -         -            -     (3,498)          -          -          -    (3,498)
ESOP Loan Repayment                  -       -         -            -          -          44          -          -        44
Treasury stock
  purchases                   (925,000)      -         -            -          -           -          -    (22,421)  (22,421)
                            ------------------------------------------------------------------------------------------------

Balance at
Sept. 30, 1996              18,081,846    $202  $144,902     $279,362    ($4,393)      ($441)   ($2,883)  ($45,118) $371,631
                            ================================================================================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Nine months ended Sept. 30
Dollars in thousands                                                  1996          1995
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                       $    15,401     $   27,092
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                        1,500          1,400
      Provision for losses on foreclosed real estate                     943            568
      Provision for depreciation                                       5,273          4,782
      Assets originated and acquired for sale                        (33,552)       (32,944)
      Sale of assets held for sale                                    36,843         24,999
      Increase in accrued interest receivable                           (212)        (1,195)
      (Increase) decrease in prepaid expenses and other assets        (8,783)           918
      Increase in other liabilities                                   26,039          7,195
      Net amortization of yield adjustments                            6,988          4,353
      Other items, net                                               (20,923)       (14,586)
-------------------------------------------------------------------------------------------
   Net cash provided by operating activities                          29,517         22,582
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Principal repayments on loans receivable                             465,488        268,114
Loans originated and purchased for investment                       (796,194)      (258,226)
Loans receivable sold                                                 13,014          2,984
Principal repayments on available for sale mortgage-
 backed securities                                                    52,258         13,452
Principal repayments on held to maturity mortgage-
 backed securities                                                   124,007         99,984
Purchase of available for sale mortgage-backed securities                 -        (65,139)
Purchase of held to maturity mortgage-backed securities              (38,041)             -
Sale of available for sale mortgage-backed securities                 27,542         56,887
Maturities of available for sale marketable-debt securities           30,250          8,000
Purchase of available for sale marketable-debt securities            (20,191)          (236)
Additions to real estate                                             (14,167)        (7,790)
Real estate sold                                                      37,696         24,860
(Purchase) sale of Federal Home Loan Bank stock                        1,093         (6,457)
Purchase of office properties and equipment                           (8,336)        (5,221)
-------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                  (125,581)       131,212
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of certificates of deposit                    353,502        234,809
Payments for maturing certificates of deposit                       (269,050)      (262,709)
Net decrease in remaining  deposits                                  (28,166)        (8,401)
Increase in long-term borrowings                                      50,000            100
Repayment of long-term borrowings                                         --         (5,238)
Increase (decrease)in short-term borrowings, net                      49,715        (95,895)
Dividends paid to stockholders                                        (5,830)        (4,141)
Proceeds from stock options exercised                                  3,738          2,389
Purchase of Treasury Stock                                           (22,421)        (4,342)
Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                           (10,056)         4,889
-------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                   121,432       (138,539)
-------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                 25,368         15,255
Cash and cash equivalents at beginning of period                     186,621        159,948
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      211,989    $   175,203
===========================================================================================

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                              $      93,797    $    83,289
   Interest paid on deposits                                          8,507          8,704
-------------------------------------------------------------------------------------------
   Total interest paid on deposits                                  102,304         91,993

   Interest paid on borrowings                                       22,702         24,093
   Income taxes paid, net                                            12,649         16,006
   Real estate acquired through foreclosure                          21,555          8,505
   Loans originated in connection with real estate
      acquired through foreclosure                                   19,806         11,885
===========================================================================================

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

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc. and St. Paul Financial Development Corporation. The financial statements of the Bank include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

3. At Sept. 30, 1996, the Bank had $12.5 million of commitments to originate 1-4 family real estate loans outstanding . Of these commitments, $10.4 million were for adjustable-rate loans and $2.1 million were for fixed-rate loans.
Most of these commitments expire after sixty days. The Bank had commitments to originate $503,000 of adjustable rate 1-4 family construction loans and $23.2 million of adjustable rate mortgage loans secured by multifamily apartments
outstanding.   Unused home equity lines of credit totaled $75.9 million as of
Sept. 30, 1996. The Bank also had $10.1 million of commitments to originate consumer loans, which primarily consist of unsecured lines of credit and automobile loans. At Sept. 30, 1996, the Bank had commitments to purchase 1-4 family adjustable real estate loans of $101.7 million. The Bank anticipates funding originations with normal cash flow and incremental borrowings as necessary.

The Bank held commitments, at Sept. 30, 1996, to sell $3.2 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

At Sept. 30, 1996, the Company has issued $6.8 million of standby letters of credit on behalf of its real estate development subsidiary and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. During the first quarter of 1996, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets is less than the assets' carrying amount. This Statement also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of the adoption of this Statement on the results of operation was immaterial.

5.  In the first quarter of 1996, the Company adopted Statement of Financial

Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement requires the recognition as a separate asset the right to service loans for others, no matter how those servicing rights are acquired. Costs to originate loans serviced for others are allocated between the mortgage servicing rights and the loan based upon their relative fair values. The mortgage servicing rights will be amortized in proportion to, and over the period of, estimated net servicing income. Prior to adoption, the value of mortgage servicing rights was included in the basis of the loans that were sold, thereby reducing the net gain on asset sales included in other income. This Statement also requires the Company to periodically assess the capitalized mortgage servicing rights for impairment based upon the fair value of those rights. During the first nine months of 1996, the Company capitalized $347,000 as mortgage servicing rights.

6. During the first quarter of 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires that employers account for the issuance of stock-based compensation to employees, such as employee stock options, based upon the fair value of the award at the date of grant. The Statement allows an employer to either continue to use Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" or use the fair value method under SFAS No. 123 for recording all stock-based compensation. Under APB No. 25, compensation expense is recorded for the difference, if any, between the exercise price of the stock-based award and the market price of the underlying stock at date of grant. If the employer continues to use APB No. 25, annual pro forma disclosure of the results of operations must be made as if the fair value method of accounting for these awards was used. Since Management will continue to use APB No. 25 for stock options and provide the annual pro forma disclosures required, the adoption of this statement will have no impact on the results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

      St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), Illinois' largest independent savings institution. At Sept. 30, 1996, the Company reported total assets of $4.3 billion and the Bank operated 52 branches in the Chicago metropolitan area. The branch network is comprised of 35 free-standing offices and 17 banking offices located in Omni(R) and Cub(R) superstores. During the first nine months of 1996, the Bank expanded its automated teller machine ("ATM") network to 460 machines by installing 261 ATMs in White Hen Pantry(R) food convenience stores in the eight- county Chicago area, including stores in northwest Indiana. The Bank also services 179,000 checking accounts and over 29,000 loans at Sept. 30, 1996. In addition to checking accounts, the Bank offers a variety of savings, money market, and certificate of deposit products. The Federal Deposit Insurance Corporation's Savings Association Insurance Fund ("SAIF") insures the deposit accounts of the Bank. See discussion following for details on the one-time charge to recapitalize SAIF.

    Both the Company and the Bank continued to operate other wholly owned subsidiaries during 1996, including St. Paul Financial Development Corporation, Annuity Network, Inc., SPF Insurance Agency, Inc.(formerly known as St. Paul Service, Inc.) and Investment Network, Inc. As of Sept. 30, 1996, customers maintain $502 million of investments through Investment Network, Inc. and $341 million of annuity contracts through Annuity Network, Inc.

         In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest yielding assets, such as loans secured by mortgages on real estate, securities and, to a lesser extent, consumer and commercial real estate loans. In the first nine months of 1996, the Bank's Treasury operation purchased over $425 million of 1-4 family adjustable rate mortgage loans in the market. These portfolios were priced to provide better yields to the Bank than newly originated loans. The Bank has focused its direct lending activities on the origination of various mortgage products secured by 1-4 family residential properties through its retail banking offices. The Bank also uses a correspondent loan program to originate 1-4 family mortgages in the Chicago metropolitan area, and in states such as Wisconsin, Indiana, Michigan and Ohio. During 1996, the Bank is continuing to emphasize a variety of consumer loan products offered through the retail banking offices, including home equity loans, secured lines of credit, education, and automobile loans. The Bank has entered into an agreement to sell lesser quality consumer loans to a third party, rather than retaining them for portfolio. The Bank also offers mortgage loans to qualifying borrowers to finance apartment buildings with up to 120 units and has directed its efforts in areas located in Illinois, Wisconsin, Indiana, Minnesota, and Ohio. The Bank is considering expanding the geographical area covered by this program to include other Midwestern states.(1)

     The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM") under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     Changes in real estate market values also affect the Bank's earnings.  As

-----------------

   (1) In addition, the Bank will refinance multifamily and commercial loans, depending on the credit characteristics, which are maturing during 1996 or are scheduled to mature in the near future. The Bank also originates mortgage loans to facilitate the sale of multifamily, and occasionally, commercial real
estate owned by the Bank.   Periodically, the Bank will  also repurchase
multifamily loans sold with recourse.
    Prior to  1990, the Bank  originated, on  a nationwide  basis
(primarily in California), loans secured  by  multifamily  real estate and to
a  lesser extent, loans secured by  commercial real estate.    At Sept. 30,
1996, $961.4 million or 22.5% of total assets were comprised of loans secured by multifamily real estate properties, of which $499.7 million or 11.7% of total assets represented multifamily loans secured by real estate located in California. Also, $54.4 million or 1.3% of the Company's total assets at Sept. 30, 1996 included loans secured by commercial real estate, other than multifamily, located nationwide.

changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT RISK MANAGEMENT" for further details.

         On Sept. 30, 1996, President Clinton signed legislation that mandated the recapitalization of the SAIF and addressed the disparity in insurance premiums paid by members of the SAIF and the Bank Insurance Fund ("BIF"). This legislation required members of SAIF, such as St. Paul Federal Bank for Savings, to pay a one-time special assessment of 65.7 cents per $100 of deposits as of Mar. 31, 1995 to fully capitalize SAIF to the desired levels. Beginning in 1997, annual SAIF insurance premiums will drop to about 6.4 cents per $100 of deposits, while BIF premiums will be 1.3 cents per $100 of deposits. The Company's third quarter operating results include a $21.0 million charge for the Bank's share of the special assessment. Management expects that future general and administrative expenses will be lower by $5.5 million annually, based upon current deposit levels, for the lower annual SAIF premium cost.

         The legislation enacted also eliminated the availability of the percentage-of-taxable income bad debt method for federal income tax purposes. The Bank will be required to use the specific charge-off method in the future. Previously, the Bank had been able to use either the percentage-of-taxable income method or the specific charge-off method. The legislation also eliminated the recapture of the base year tax reserve (i.e. tax bad debt reserves established before 1988) if the Bank were to fail the qualified thrift lender test. After the legislation, the base year tax reserve becomes subject to recapture if St. Paul ceased to be a bank or made distributions of the tax bad debt reserves to shareholders. However, the legislation does require the Bank to recapture, into taxable income, $547,000 of additions made to the tax bad debt reserve since 1988. This recapture will occur over a six year period beginning in 1996, but can be delayed for two years if the Bank meets recently developed loan origination tests.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.3 billion at Sept. 30, 1996, or $159.5 million higher than total assets reported at Dec. 31, 1995. Higher loans receivable balances, partly offset by lower MBS balances produced the increase in total assets.

     Cash and cash equivalents totaled $212.0 million at Sept. 30, 1996, $25.4 million higher than Dec. 31, 1995. See "CASH FLOW ACTIVITY" for further details.


     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $82.0 million at Sept. 30, 1996, as compared to $92.8 million at Dec. 31, 1995. At both Sept. 30, 1996 and Dec. 31, 1995, all of the Company's marketable-debt securities were classified as AFS under SFAS No. 115. The Company recorded an unrealized loss of $293,000 on AFS marketable-debt securities at Sept. 30, 1996, compared to an unrealized loss of $62,000 at Dec. 31, 1995. An increase in market interest rates since the beginning of 1996 produced the increase in the unrealized loss. Under SFAS No. 115, unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

     MBS totaled $799.2 million at Sept. 30, 1996, $176.2 million or 18.1% less than the $975.4 million of MBS at Dec. 31, 1995. Principal repayments and the sale of $27.5 million of AFS MBS produced the decline in balance. The purchase of $38.0 million of adjustable rate, HTM MBS partly offset these declines. The weighted average yield on the MBS portfolio was 6.57% at Sept. 30, 1996, or 8 basis points higher than the weighted average yield at Dec. 31, 1995.
Favorable repricing in the adjustable rate portfolio produced most of the increase.

   Approximately 30% of the MBS portfolio is classified as AFS under SFAS No.
115. At Sept. 30, 1996, the Company reported an unrealized loss on its AFS MBS of $6.9 million compared to an unrealized loss of $1.4 million at Dec. 31, 1995. The increase in the unrealized loss was primarily associated with the increase in market interest rates since year-end 1995. See "RESULTS OF OPERATION -- COMPARISON OF NINE MONTHS ENDED SEPT. 30, 1996 AND 1995" for further details of the $855,000 gain recorded on the sale of MBS.

     At Sept. 30, 1996, 64% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates), compared to 66% of the portfolio at Dec. 31, 1995. See "RESULTS OF OPERATION -- COMPARISON OF THREE MONTHS ENDED SEPT. 30, 1996 AND 1995" for further details of interest rate caps on MBS.

     Loans receivable totaled $3.0 billion at Sept. 30, 1996, $315.7 million or 11.8% higher than the $2.7 billion of loans receivable at Dec. 31, 1995. The purchase of $428.5 million of 1-4 family whole loans during 1996 primarily produced the increase. These purchases and $351.5 million of loans originated for investment, were partly offset by $465.5 million of principal prepayments and amortization received during the first nine months of 1996. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average rate on loans receivable decreased to 7.67% at Sept. 30, 1996 from 7.69% at Dec. 31, 1995. The repayment of higher yielding loans, offset by a modest amount of upward repricing in the adjustable rate portfolio, produced a slight decline in the weighted average rate. At Sept. 30, 1996, 84% of the loan portfolio had adjustable rate characteristics as compared to 81% at Dec. 31, 1995.

     Deposits totaled $3.3 billion at Sept. 30, 1996, $56.3 million or 1.7% higher than the deposit balances at Dec. 31, 1995. Most of the increase in deposit balances since year-end 1995 occurred in certificates of deposit ("CD") balances. During 1996, Management continued to promote the issuance of short-term CDs as a source of funds. The weighted average cost of deposits remained unchanged at 4.29% at both Sept. 30, 1996 and Dec. 31, 1995. While the weighted average cost of CDs has remained flat since year-end 1995, the rate has risen from the second quarter, and the Company's deposit costs continue to be below certain of its competitors, according to industry surveys.

     Total borrowings, which include FHLB advances, totaled $541.3 million at Sept. 30, 1996, $99.8 million or 22.6% higher than the $441.4 million of balances at Dec. 31, 1995. During 1996, the Bank used short term borrowing balances to fund the acquisition of 1-4 family whole loans. These new borrowings, which were at weighted average rates below the rate of the overall borrowing portfolio, caused the combined weighted average cost paid for borrowings to decline from

6.55% at Dec. 31, 1995 to 6.44% at Sept. 30, 1996. See "CASH FLOW ACTIVITY" for further discussion.

         Other liabilities increased from $38.6 million at Dec. 31, 1995 to $64.7 million at Sept. 30, 1996 largely due to the $21.0 million accrual for the one-time SAIF charge. This assessment will be paid during the fourth quarter of 1996. See "MANAGEMENT DISCUSSION AND ANALYSIS -- GENERAL" for further details.

         Stockholders' equity of the Company was $371.6 million at Sept. 30, 1996 or $20.55 per share. In comparison, stockholders' equity at Dec. 31, 1995 was $384.2 million or $20.49 per share. The $12.6 million decrease in stockholders' equity during the nine months ended Sept. 30, 1996 resulted from the repurchase of $22.4 million of the Company's common stock, a $3.5 million increase in the unrealized loss on investment securities, and dividends paid to shareholders of $5.8 million. These decreases were partly offset by $15.4 million of net income and $3.8 million of capital provided by the exercise of employee stock options. See "REGULATORY CAPITAL REQUIREMENT" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

         During the first six months of 1996, the Company repurchased 925,000 shares of its outstanding common stock (at a weighted average cost per share of $24.24) under a stock repurchase program announced in January 1996. In July 1996, the Company announced its intentions to acquire an additional 900,000 shares (or about 5%) of its outstanding common stock during the last six months
of 1996.   As of Sept. 30, 1996, no additional Company shares were repurchased under this program. Management's primary objective in reacquiring its shares is to increase return on equity and earnings per share for those shares that remain outstanding. In July 1996, the Company also increased the quarterly dividend per share 20% from $0.10 per share to $0.12 per share. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

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

         Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of Sept. 30, 1996, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

         As of Sept. 30, 1996 the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios (2) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the following table:





---------------------

         (2) In addition to the Tier I leverage ratio, the Bank must maintain a ratio of tangible capital to regulatory assets of 1.50%. As of Sept. 30, 1996, the Bank's tangible capital ratio of 8.65% exceeded the minimum required ratio.

                                                                                 To Be Well
                                                                              Capitalized Under
                                                      For Capital             Prompt Corrective
                                 Actual            Adequacy Purposes:         Action Provisions:
                             --------------      ----------------------     ----------------------
Dollars in thousands          Amount  Ratio        Amount      Ratio            Amount   Ratio
                             --------------      ----------------------     ----------------------
As of Sept. 30, 1996
 Total Capital
  (to Risk Weighted Assets)  $ 396,880 16.68%    >$ 190,299    >$ 8.00%     >$ 237,874   >$ 10.00%
                                                 -             -            -            -
 Tier I Capital
  (to Risk Weighted Assets)  $ 367,136 15.43%    >$  95,183    >$ 4.00%     >$ 142,775   >$  6.00%
                                                 -             -            -            -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 367,136  8.65%    >$ 169,832    >$ 4.00%     >$ 212,289   >$  5.00%
                                                 -             -            -            -

As of Dec. 31, 1995

 Total Capital
  (to Risk Weighted Assets)  $ 392,033 17.47%    >$ 179,527    >$ 8.00%     >$ 224,409   >$ 10.00%
                                                 -             -            -            -
 Tier I Capital
  (to Risk Weighted Assets)  $ 363,918 16.18%    >$  89,969    >$ 4.00%     >$ 134,954   >$  6.00%
                                                 -             -            -            -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 363,918  8.95%    >$ 162,633    >$ 4.00%     >$ 203,291   >$  5.00%
                                                 -             -            -            -


     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Sept. 30, 1996:

                                                              Sept. 30,
Dollars in thousands                                            1996
------------------------------------------------------------------------
Stockholders' equity of the Company                            $371,631
Less: capitalization of the Company's
      subsidiaries other than the Bank                          (10,665)
Plus: capitalization of the Company                               4,638
------------------------------------------------------------------------
Stockholder's equity of the Bank                                365,604
Plus: unrealized loss on
      available for sale securities                               4,393
Less: investments in non-includable
      subsidiaries                                               (1,544)
Less: intangible assets                                          (1,317)
------------------------------------------------------------------------
Tangible and core capital                                       367,136
Plus: allowable GVAs                                             29,744
------------------------------------------------------------------------
Risk-based capital                                            $ 396,880
========================================================================


         In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. This regulation has been proposed, but not yet implemented by the OTS. As of June 1996 (the last available measurement date), if the regulation was effective, the Bank would have had excess interest rate risk and would have increased the Bank's risk-based capital requirement by $5.6 million. At Sept. 30, 1996, the Bank had $206.6 million of excess risk-based capital available to meet the higher capital requirement.

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

         The OTS may establish capital requirements higher than the generally applicable minimum for a particular savings institution if the OTS determines the institution's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the savings institution is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses safety or soundness concerns. The Bank has no such requirements.


CASH FLOW ACTIVITY

Sources of Funds The major sources of funds during the nine months ended Sept. 30, 1996 included $641.8 million of principal repayments on loans receivable and MBS, $353.5 million from the issuance of CDs, $154.7 million in additional borrowings, $30.3 million from maturing AFS marketable debt securities, and $27.5 million from the sale of AFS MBS.

         During the first nine months of 1996, repayments of loans receivable and

MBS totaled $641.8 million, compared to $381.6 million of repayments during the first nine months of 1995. Despite the rise in market interest rates since the beginning of 1996, the dollar amount of repayments has steadily increased since the start of 1995. Although repayments declined slightly during the third quarter of 1996, as compared to the second quarter, the levels of repayments are still higher than 1995. Management believes that repayments will stabilize, but could increase in connection with a further decline in rates.

         During the first nine months of 1996, the issuance of CDs continued to be a significant funding source. The issuance of CDs during the first nine months of 1996 totaled $353.5 million, compared to $234.8 million during the same period in 1995. Management has continued emphasizing shorter-term CD products, using attractive offering rates and products, to attract and maintain deposit balances. While CD products increased, checking, savings and money market account balances decreased $28.2 million during the first nine months of 1996. In comparison, during the first nine months of 1995, checking, savings and money market account balances decreased by a net of $8.4 million.

         During the first nine months of 1996, a net increase in short term borrowings of $49.7 million and new long term borrowings of $50.0 million provided liquidity to help fund a portion of the acquisition of 1-4 family whole loans. During the same period in 1995, liquidity was used to reduce total borrowings by $101.1 million.

         The maturity of $30.3 million of AFS marketable debt securities also provided liquidity during 1996.

Uses of Funds. The major uses of funds during the nine months ended Sept. 30, 1996 included $796.2 million of loans originated and purchased for investment, $269.1 million of payments for maturing CDs, $38.0 million for the purchase of HTM MBS, and $22.4 million for the purchase of treasury stock.

    Loans originated and purchased for investment totaled $796.2 million during the first nine months of 1996, compared to $258.2 million during the same period of 1995. During the first nine months of 1996, the Bank purchased $435.1 million of loans, primarily 1-4 family whole loans, in an effort to increase
interest earning asset levels and enhance interest income.   Management plans
additional
purchases of 1-4 family loans, as available in the market, during 1996 to build interest earning assets. Loans originated from retail operations and correspondent operations were $246.2 million and $138.8 million, respectively. The Bank has increased its efforts on originating loans that yield higher spreads, such as consumer and home equity loans. The total originations of home equity, 1-4 family mortgage loan, and consumer loan products have increased over the same period during 1995, while originations under the Bank's 5 to 120 unit multifamily program have decreased from 1995. In addition to purchasing 1-4 family whole loans to expand interest earning asset levels, the Bank purchased $38.0 million of HTM MBS. MBS purchases during the first half of 1995 totaled $65.1 million.

    Payments for maturing CDs increased from $262.7 million during the nine months ended Sept. 30, 1995 to $269.1 million during the first nine months of 1996. The Bank's emphasis on shorter-term CD products has resulted in an increase in the amount of CDs maturing and total CD balances. Management has been successful in retaining a large portion of these maturing balances.

    The Company also used $22.4 million of funds to acquire 925,000 shares
(at an average price of $24.24) of its own common stock during the first six months of 1996. See "HOLDING COMPANY LIQUIDITY" following for further details. In comparison, the Company purchased $4.3 million to acquire 236,447 of its own common stock (at an weighted average price of $18.36) during the first nine months of 1995.


Holding Company Liquidity. At Sept.30, 1996, St. Paul Bancorp, the holding company, had $27.8 million of cash and cash equivalents, which included amounts due from depository institutions and marketable-debt securities with original maturities of less than 90 days. The Company maintains a $20.0 million revolving line of credit agreement from another financial institution. At Sept. 30, 1996, no funds have been borrowed under this agreement. The Company also issued $34.5 million of subordinated notes during 1993 for general corporate purposes.

    Sources of liquidity for St. Paul Bancorp during the first nine months of 1996 included $14.0 million of dividends from the Bank and $1.3 million of dividends from St. Paul Financial Development Corporation and Annuity Network,

Inc. Uses of St. Paul Bancorp's liquidity during the nine months of 1996 included the acquisition of $22.4 million of St. Paul Bancorp common stock under the stock repurchase program, $5.9 million of dividends paid to stockholders, $3.8 million of advances to St. Paul Financial Development, and $2.1 million of interest on the subordinated debt issued in February of 1993. See "STATEMENT OF FINANCIAL CONDITION" for further discussion.

     During July 1996, the Company announced its intentions to repurchase up to 900,000 shares (or about 5%) of its outstanding common stock during the last six months of the year. At September 30, 1996, no shares have been repurchased under this program. In addition, the Company announced a 20% increase in the quarterly dividend per share from $0.10 to $0.12 per share.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. At Sept. 30, 1996, the Bank had $272.2 million invested in liquid assets, which exceeded the current requirement by $94.0 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

        The following table presents the components of the changes in net interest income by volume and rate (3) for the three months ended Sept. 30, 1996 and 1995:

                                      INCREASE/(DECREASE) DUE TO
                                   ----------------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                     $ 8,653     $  (468)    $ 8,185
Mortgage-backed securities            (3,195)        399      (2,796)
Marketable-debt securities              (187)        106         (81)
Federal funds and interest-bearing
  bank balances                         (245)       (100)       (345)
Other short-term investments             130         (57)         73
                                     -------     -------     -------
  Total interest income                5,156        (120)      5,036


CHANGE IN INTEREST EXPENSE:

Deposits                               1,124        (268)        856
Short-term borrowings                  1,773        (142)      1,631
Long-term borrowings                    (103)        (97)       (200)
                                     -------      ------     -------
  Total interest expense               2,794        (507)      2,287
                                     -------      ------     -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES    $ 2,362      $  387     $ 2,749
                                     =======      ======     =======





------------------------

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

RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED SEPT. 30, 1996 AND
1995

General.   The Company reported a net loss for the third quarter of 1996 of
$3.5 million, or $0.20 per share, mainly due to the $21.0 million charge to recapitalize the SAIF. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- GENERAL" for further details. Without this charge, net income would have been $10.4 million for the quarter, or 14.4% higher than the $9.1 million of net income reported during the same quarter in 1995. Primary earnings per share would have been $0.55 during the third quarter of 1996, compared to $0.46 per share
during the third quarter of 1995. (4)   The higher level of net income was
primarily produced by a $2.7 million increase in net interest income and a lower annual effective income tax rate. Partly offsetting these increases was a $2.3 million increase in general and administrative expenses (excluding the SAIF charge).

Net Interest Income. Net interest income totaled $31.4 million during the third quarter of 1996, 9.6% or $2.7 million higher than the $28.6 million of net interest income during the same quarter in 1995. The higher net interest income was produced by a $5.0 million increase in interest income, partly offset by a $2.3 million rise in interest expense between the two periods. Between the two periods, the Bank expanded interest earning asset levels, primarily through the acquisition of 1-4 family whole loans, and average interest earning assets grew by $228.4 million between the two periods.

           The net interest margin ("NIM") rose 10 basis points from 2.97% during the third quarter of 1995 to 3.07% during the same quarter in 1996. A lower effective cost of deposits and borrowings during the third quarter of 1996 compared to the same quarter in 1995 produced most of the improvement in the NIM.

Interest Income. Interest income on loans receivable rose $8.2 million, or 16.2%, during the third quarter of 1996 compared to 1995. A $451.8 million increase in average loan balances generated the increase in income. This increase was partly offset by a 7 basis point decline in the effective loan yield, which was 7.66% during the third quarter of 1996 compared to 7.73% in the same quarter a year ago. The lower effective yield resulted from the continued



---------------------

   (4) The earnings per share comparison grew faster than net income due to the stock repurchase programs executed during 1995 and 1996.

repayment of higher rate loans which were replaced with the origination and purchase of loans with lower rates.

         The $2.8 million decline in MBS interest income primarily resulted from a $199.7 million decline in average MBS balances. Average MBS balances declined from $1.03 billion in the third quarter of 1995 to $832.5 million during the current quarter due to principal repayments and the sale of $27.5 million of MBS during the first quarter of 1996. While average balances declined, the effective yield on MBS rose 16 basis points to 6.42% during the third quarter. The higher effective yield on the MBS portfolio primarily resulted from upward repricing in the adjustable rate portfolio.

         Interest income from investments, which includes marketable-debt securities, federal funds, interest bearing bank balances, and other short-term investments, declined $353,000 during the third quarter of 1996 compared to the same quarter in 1995. The decline in investment income was produced by a $23.6 million decline in average balances, which totalled $186.4 million in the third quarter of 1996. The effective yield earned on investments was 5.70% during the three months ended Sept. 30, 1996 compared to 5.72% during the same period during 1995.

Interest Expense. Deposit interest expense rose $856,000 during the three month period ended Sept. 30, 1996 compared to the same period in 1995, primarily due to a $105.6 million increase in average deposit balances. The focus on attracting and maintaining short-term CD balances with higher offering rates and promotions produced the increase in average balances, which totaled $3.3 billion during the third quarter of 1996. Despite the heavier reliance on higher costing CD products, the effective cost of deposits declined 4 basis points to 4.21% during the third quarter of 1996. Deposit costs rose through much of 1995 and peaked at the end of the third quarter of 1995, and then declined during the first half of 1996. However, deposit costs have risen since the second quarter of 1996. As a result, while deposit costs are higher at Sept. 30, 1996 as compared to June 30, 1996, they are slightly lower than the levels experienced during the third quarter of 1995.

         Borrowing interest expense rose $1.4 million during the current quarter compared to the year ago quarter primarily due to a $116.9 million increase in average borrowing balances. Average borrowing balances rose to $547.9 million during the third quarter of 1996, as Management used borrowings to help fund the acquisition of 1-4 family whole loans throughout 1996. These new borrowings, which were generally at rates below the weighted average rate of the entire borrowing portfolio, contributed to the 39 basis point decline in the effective cost of borrowings.

Interest Rate Spread. The Bank's ability to sustain the current level of net interest income during future periods is largely dependent upon the maintenance of the interest rate spread (i.e., the difference between weighted average rates on interest bearing assets and liabilities), the relative size of interest earning assets compared to interest bearing liabilities, and asset quality.

     The interest rate spread was 2.75% at Sept. 30, 1996, 2.80% at June 30, 1996, and 2.72% at Sept. 30, 1995. Several factors have led to the increase in the interest rate spread since Sept. 30, 1995. First, upward repricing in the adjustable rate MBS portfolio resulted in a 6 basis point increase in the interest rate spread. Second, a decline in long-term borrowing costs and the use of lower costing short-term borrowings caused the weighted average borrowing rate to decline by 31 basis points, which allowed the interest rate spread to expand by 3 basis points. Lastly, a decline in the weighted average loan rate, primarily due to the repayment of higher rate loans which were replaced with originations and purchases of loans with lower interest rates,
caused the spread to contract by 3 basis points.   The 5 basis point decline in
the interest rate spread since June 30, 1996 was primarily due to a 10 basis point increase in the deposit rate during that time.

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

         Management also believes that several product related factors will continue to impact the interest rate spread. First, nearly all adjustable rate loans and MBS contain periodic and lifetime interest rate caps that limit the amount of upward repricing on loans and MBS.(5) Most of the annual interest caps in the Bank's loan and MBS portfolio are 2%.

         Second, the Bank has $915.2 million of 1-4 family "adjustable" rate loans that have initial fixed interest rate periods ranging from three to five years. At Sept. 30, 1996, only a nominal amount of these loans are rescheduled to reprice during the next twelve months. If interest rates remain at current levels at the time of repricing, the Bank should experience an increase in the yields, but could also experience higher prepayments.

         Third, approximately $415.4 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate. (6)

         Lastly, $1.1 billion of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition benefits the Bank's asset yields as market rates decrease, but constrains repricing as interest rates increase.

         On the liability side, the Company has $423.5 million of borrowings that are scheduled to reprice during the next six months and a CD portfolio of $2.0 billion that has a weighted average remaining maturity of 12 months. The Company also has $1.3 billion of deposits in checking, savings, and money market accounts that are considered core accounts and will help mitigate the effect of a rapid change in interest rates. See "ASSET/LIABILITY REPRICING SCHEDULE" following for further details.





-------------------

   (5) At Sept. 30, 1996, interest rate caps on $88.1 million of originated loans have kept the adjustable rate on these loans below their fully indexed rate. Had these loans been allowed to adjust to their fully indexed rate, the loan yield at Sept. 30, 1996 would have been 3 basis points higher and the interest rate spread would have been 2 basis points
higher.   In contrast, the Bank's MBS portfolio was not  adversely affected by any of the  contractual periodic  or lifetime caps  at Sept.  30, 1996.


   (6)  At Sept. 30, 1996, the weighted average fully indexed rate on these
loans  was 7.23% and  the weighted average floor was  8.04%.   During the
third  quarter   of 1996,  floors provided $835,000 of interest income and
added 11 basis points to the loan yield and 8 basis points to the interest rate spread. At Sept. 30, 1995, the Bank had $556.2 million of adjustable rate loans at their interest rate floors, which added $860,000 to interest income during the third quarter of 1995 and 13 basis points and 9 basis points to the loan yield and spread, respectively.

Provision for Loan Losses. The Company recorded a $500,000 provision for loan losses during the third quarter of 1996, compared to $300,000 during the same quarter a year ago. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $8.9 million during the third quarter,
$204,000 or 2.3% higher than other income during the same period in 1995. The higher level of other income was primarily associated with a $369,000 increase in discount brokerage commissions, primarily due to higher transaction volumes, and a $141,000 increase in other fee income, largely due to higher transaction volumes at the Bank's ATMs. These increases were partly offset by lower income from real estate development caused by a decline in sales volumes.

         While most of the growth in other income during 1995 resulted from changes to the fee structures, growth in 1996 has come from increased transaction volumes and greater contributions from discount brokerage operations. The installation of 261 ATMs in White Hen Pantry(R) food stores during the second quarter of 1996 is expected to contribute to future growth in other fee income.

General and Administrative Expense.   General and administrative expenses
totaled $45.8 million during the three month period ending in Sept. 30, 1996. Without the SAIF charge, these expenses would have been $24.8 million, or 10.3% higher than during the same quarter in 1995. See "MANAGEMENT DISCUSSION AND ANALYSIS -- GENERAL" for further details of the SAIF charge. The higher level of expense was associated with higher compensation and benefits of $1.1 million, occupancy, equipment and office expense of $683,000, and advertising of $439,000.

         The increase in compensation and benefits was associated with annual merit increases, higher payroll taxes, higher pension expense, and increased medical costs. Higher occupancy, equipment and office expense was associated with the addition of the Telephone Banking Center in the fourth quarter of 1995 and higher fixed asset depreciation associated with capital investments, such as the telephone banking center, the digital telephone system, and the installation of the White Hen ATMs. Higher planned advertising expenditures, associated with special Chicago sports team checking account promotions, the rollout of the White Hen ATMs, and the introduction of a combined package of checking, savings, and money market accounts, produced the increase in advertising costs between the two periods.

         Despite the increases in general and administrative expenses, Management remains committed to ongoing expense control. However, continued expansion of the ATM network, additional capital investments, and general inflation will continue to cause increases in general and administrative expense. At the same time, Management expects that the introduction of new technology, such as check imaging, a digital phone system, and the telephone banking center, can provide a cost-effective means of handling more transactions and enhancing other income. Management is also seeking to improve back office workflows, in part through additional computerization, as a way improving efficiencies. In addition, the lower SAIF insurance premium cost is expected to lower general and administrative expenses by $5.5 million annually, based upon current deposit levels. See "MANAGEMENT DISCUSSION AND ANALYSIS -- GENERAL" for further details.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $89,000 during the third quarter of 1996, $223,000 lower than the net loss recorded during the same quarter a year ago. Most of the decrease was produced by a lower provision for real estate owned ("REO") losses. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   Due to the net loss reported during the third quarter, the
Company recorded an income tax benefit of a $2.5 million. Because of the SAIF charge and the implementation of certain tax planning strategies, the Company was able to reduce the expected annual effective income tax rate during 1996 from 35.0% to 33.8%. The adjustment to record the lower annual effective income tax rate during the third quarter also contributed to the lower provision for income taxes. Management expects the annual effective income tax rate during 1997 to be similar to 1996.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                  Three months ended Sept. 30,
Dollars in thousands                    At Sept. 30, 1996                    1996                            1995
-----------------------------------------------------------------------------------------------------------------------------
                                                  Weighted                          Effective                       Effective
                                                   Yield/      Average                Yield/    Average              Yield/
                                        Balance     Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)     $   82,013    5.70%   $   80,654     $ 1,157     5.69% $   94,086   $ 1,238     5.22%
   Federal funds/interest
     bearing balances                      72,589    5.49        38,411         485     5.01      56,929       830     5.78
   Other investments (c)                   83,306    5.88        67,360       1,035     6.10      59,054       962     6.46
----------------------------------------------------------------------------------------------------------------------------
Total investments                         237,908    5.72       186,425       2,677     5.70     210,069     3,030     5.72
Mortgage-backed securities (b)            799,227    6.57       832,458      13,354     6.42   1,032,161    16,150     6.26
Loans receivable (d)                    3,047,222    7.67     3,072,933      58,833     7.66   2,621,175    50,648     7.73
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $4,084,357    7.34%   $4,091,816     $74,864     7.32% $3,863,405   $69,828     7.23%
============================================================================================================================

Deposits:
   Interest bearing checking           $  228,139    1.75%   $  230,749     $ 1,033     1.78% $  228,466   $ 1,046     1.82%
   Noninterest bearing checking           132,045     --        135,211        --       --       125,900      --        --
   Other noninterest bearing accounts      27,227     --         30,863        --       --        29,314      --        --
   Money market accounts                  210,179    3.53       211,860       1,849     3.46     209,112     1,639     3.11
   Savings accounts                       676,505    2.42       692,517       4,216     2.42     715,366     4,361     2.42
   Certificates of deposit              2,014,001    5.62     1,972,063      27,669     5.57   1,859,508    26,865     5.73
----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,288,096    4.29     3,273,263      34,767     4.21   3,167,666    33,911     4.25
Borrowings:(e)
   Short-term borrowings                  280,499    5.96       287,168       4,134     5.71     164,470     2,503     6.04
   Long-term borrowings                   260,754    6.96       260,779       4,566     6.95     266,576     4,766     7.09
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          541,253    6.44       547,947       8,700     6.30     431,046     7,269     6.69
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,829,349    4.59%   $3,821,210     $43,467     4.51% $3,598,712   $41,180     4.54%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities    $  255,008            $  270,606                       $  264,693
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.07                  1.07                             1.07
============================================================================================================================

Net interest income                                   -                     $31,397                        $28,648
============================================================================================================================
Interest rate spread                                 2.75%                              -                               -
============================================================================================================================

"Average" interest rate spread                        -                                 2.81%                          2.69%
=============================================================================================================================

Net yield on average earning assets                   -                                 3.07%                          2.97%
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

RATE/VOLUME ANALYSIS

    The following table presents the components of the changes in net interest income by volume and rate (7) for the nine months ended Sept. 30, 1996 and 1995:


                                     INCREASE/(DECREASE) DUE TO
                                   -----------------------------
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE
---------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                     $17,501     $ 1,697     $19,198
Mortgage-backed securities            (7,768)         81      (7,687)
Marketable-debt securities              (634)        290        (344)
Federal funds and interest-bearing
  bank balances                          472        (216)        256
Other short-term investments             495        (198)        297
                                     -------     -------     -------
  Total interest income               10,066       1,654      11,720


CHANGE IN INTEREST EXPENSE:

Deposits                               2,556       2,852       5,408
Short-term borrowings                  2,366        (689)      1,677
Long-term borrowings                    (750)       (234)       (984)
                                     -------     -------     -------
  Total interest expense               4,172       1,929       6,101
                                     -------     -------     -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES    $ 5,894     $  (275)    $ 5,619
                                     =======     =======     =======





---------------------

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

RESULTS OF OPERATIONS -- COMPARISON OF NINE MONTHS ENDED SEPT. 30, 1996 AND
1995

General.   The Company's net income totaled $15.4 million, or $0.81 per primary share, during the nine month period ended Sept. 30, 1996, which included the $21.0 million SAIF charge. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- GENERAL" for further details. Without this charge, net income would have been $29.3 million or 8.2% higher than the $27.1 million of net income during the same period in 1995. Primary earnings per share would have been $1.54 per share without the SAIF charge compared to $1.39 during the same nine month period in 1995, an increase of $10.8%.(8) A $5.6 million increase in net interest income, a $1.5 million increase in other income, and a lower annual effective income tax rate primarily produced the higher level of income.
Partly offsetting these increases were a $5.0 million increase in general and administrative expenses (without the SAIF charge) and a higher loss on foreclosed real estate of $277,000.

Net Interest Income. Net interest income totaled $92.8 million during the nine month period ended Sept. 30, 1996, $5.6 million or 6.4% higher than net interest income during the same period a year ago. A $11.7 million rise in interest income, partly offset by higher interest expense of $6.1 million produced the increase in net interest income.

           The NIM increased 8 basis points from 2.99% during the first nine months of 1995 to 3.07% during the first nine months of 1996. An increase in the effective loan yield, primarily due to higher amortization of deferred fees, and a lower effective cost of borrowings contributed to the higher NIM. Partly offsetting these increases was a 12 basis point increase in the effective cost of deposits. See RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED SEPT. 30, 1996 AND 1995 for a discussion of the interest rate spread.

Interest Income. Interest income on loans receivable increased $19.2 million, or 12.8%, during the first three quarters of 1996 compared to the same period in 1995. The higher level of income was associated with a $303.7 million increase in average balances and, to a lessor extent, an 8 basis point increase in the effective yield earned on loans. The higher average balances, which totaled $2.9 billion during the first nine months of 1996, primarily resulted from the recent





---------------------
    (8) The earnings per share comparison grew faster than net income due to the stock repurchase program executed during 1995 and 1996.

acquisitions of 1-4 family whole loans. These purchases and loans originated for investment were partly offset by loan repayments. The effective yield earned on loans rose from 7.61% during the first nine months of 1995 to 7.69% during the same period in 1996, primarily due to higher amortization of deferred fees.

         The $7.7 million decline in MBS interest income primarily resulted from a $165.2 million decline in average MBS balances. Average MBS declined to $894.7 million during the first nine months of 1996 compared to $1.1 billion during the same period in 1995 Principal repayments and the sale of $27.5 million of MBS during the first quarter of 1996 produced the decline in average balances. The average effective yield on MBS increased 1 basis point to 6.27% during the first three quarters of 1996, largely due to upward repricing in the adjustable rate portfolio.

         Interest income from investments, which includes marketable-debt securities, federal funds, interest bearing bank balances, and other short-term investments, increased $209,000 over the first nine months of 1995. Most of the increase in interest income was associated with a $7.0 million increase in average investment balances, which totalled $205.8 million during the first nine months of 1996. The effective yield earned on investment balances declined 5 basis points from 5.66% during the year-to-date period in 1995 to 5.61% during the same period in 1996. While market interest rates have risen since the beginning of 1996, the rates are lower than during the same period in 1995.

Interest Expense. Deposit interest expense rose $5.4 million between the first nine months of 1995 and 1996 due to a 12 basis point increase in the effective cost of deposits and a $81.6 million increase in average deposit balances. The focus on shorter-term CDs during most of 1995 and into 1996 produced both the increase in the effective cost of deposits and the higher average deposit balances. The effective cost of deposits increased from 4.13% during the nine month period ended Sept. 30, 1995 to 4.25% during the same period in the current year. Higher offering rates on new CDs and an increase in the relative size of CDs as compared to other deposit product balances caused the higher effective cost of deposits. Average deposit balances totaled $3.26 billion during the nine month period in 1996 compared to $3.18 billion during the same period a year ago. While deposit costs have risen between periods, the Bank's deposit costs are still lower than the costs of certain of its competitors, according to certain surveys.

         Borrowing interest expense rose $693,000 during the nine month period ended Sept. 30, 1996 compared to the same period in 1995 primarily due to a $40.4 million increase in average borrowing balances. Average borrowing balances rose to $493.9 million during the first nine months of 1996 compared to $453.5 million during the same period in 1995. During 1996, the Bank used borrowing balances to help fund the acquisition of whole loans. The effective cost of borrowings was 6.38% for the first three quarters of 1996 compared to 6.74% during the same period in 1995. The lower effective cost was produced by the additional borrowings in 1996 which were at rates below the portfolio average.

Provision for Loan Losses. The Company recorded a $1.5 million provision for loan losses during the first three quarters of 1996 compared to $1.4 million during the same period a year ago. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses.

Other Income.   Other income totaled $26.7 million during the nine month period ended Sept. 30, 1996, $1.5 million or 6.0% higher than other income of $25.2 million during the same period in 1995. The higher level of other income was associated with $1.6 million higher revenues from the Company's discount
brokerage subsidiary and a $438,000 increase in gains from loan sales   The
higher gain on loan sales resulted from an increase in the sale of fixed rate loans as well as the capitalization of certain costs to originate mortgage loans held for sale in accordance with the first quarter 1996 adoption of SFAS No. 122. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further details.

         Other income also included an $855,000 gain on the sale of AFS MBS during the first half of 1996. In comparison, the Bank recorded an $837,000 gain on the sale of AFS MBS during the first half of 1995.

General and Administrative Expense.   General and administrative expense
totaled $93.5 million during the first nine months of 1996. Without the SAIF charge, these expenses would have totaled $72.5 million, or 7.4% higher than
the $67.5 million of expenses during the same period in 1995.   The higher
level of expense was primarily associated with higher compensation and benefits of $2.3 million, higher occupancy, equipment and office expense of $1.7 million and increased advertising expense of $806,000.

Operations of Foreclosed Real Estate.   The Bank generated a net loss from its
foreclosed real estate operation of $1.2 million during the year-to-date 1996 period, $277,000 higher than the net loss recorded during the same period a year ago. Most of the increase was produced by a higher provision for real estate owned ("REO") losses. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   Income taxes totaled $7.9 million or 33.8% of pre-tax income during the first nine months of 1996 compared to $15.4 million or 36.2% of pre-tax income during the same quarter in 1995. The SAIF charge and the implementation of state tax planning strategies have allowed the Company to maintain a lower effective income tax rate during 1996 as compared to 1995.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                 Nine months ended Sept. 30,
Dollars in thousands                    At Sept 30, 1996                    1996                            1995
----------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                       Effective
                                                  Yield/      Average                Yield/    Average              Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Investments:
   Marketable-debt securities  (b)     $   82,013    5.70%   $   82,141   $   3,423     5.57% $   97,766  $  3,767     5.15%
   Federal funds/interest bearing
     balances                              72,589    5.49        50,847       1,983     5.21      39,165     1,727     5.90
   Other investments (c)                   83,306    5.88        72,839       3,225     5.92      61,852     2,928     6.33
----------------------------------------------------------------------------------------------------------------------------
Total investments                         237,908    5.72       205,827       8,631     5.61     198,783     8,422     5.66
Mortgage-backed securities (b)            799,227    6.57       894,663      42,063     6.27   1,059,894    49,750     6.26
Loans receivable (d)                    3,047,222    7.67     2,938,392     169,479     7.69   2,634,674   150,281     7.61
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets          $4,084,357    7.34%   $4,038,882   $ 220,173     7.27% $3,893,351  $208,453     7.14%
============================================================================================================================

Deposits:
   Interest bearing checking           $  228,139    1.75%   $  234,786   $   3,077     1.75% $  232,316  $  3,180     1.83%
   Noninterest bearing checking           132,045     --        129,619        --       --       118,266      --        --
   Other noninterest bearing accounts      27,227     --         31,237        --       --        29,094      --        --
   Money market accounts                  210,179    3.53       203,942       5,018     3.29     220,375     5,131     3.11
   Savings accounts                       676,505    2.42       696,212      12,632     2.43     730,302    13,261     2.43
   Certificates of deposit              2,014,001    5.62     1,969,081      83,036     5.64   1,852,897    76,783     5.54
----------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,288,096    4.29     3,264,877     103,763     4.25   3,183,250    98,355     4.13
Borrowings:(e)
   Short-term borrowings                  280,499    5.96       239,722      10,210     5.69     185,079     8,533     6.16
   Long-term borrowings                   260,754    6.96       254,166      13,354     7.02     268,389    14,338     7.14
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                          541,253    6.44       493,888      23,564     6.38     453,468    22,871     6.74
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $3,829,349    4.59%   $3,758,765   $ 127,327     4.53% $3,636,718  $121,226     4.46%
============================================================================================================================

Excess of interest earning assets
  over interest bearing liabilities    $  255,008            $  280,117                       $  256,633
============================================================================================================================

Ratio of interest earning assets over
  interest bearing liabilities               1.07                  1.07                             1.07
============================================================================================================================

Net interest income                                   -                   $  92,846                       $ 87,227
============================================================================================================================
Interest rate spread                                 2.75%                              -                               -
============================================================================================================================

"Average" interest rate spread                        -                                 2.74%                          2.68%
=============================================================================================================================

Net yield on average earning assets                   -                                 3.07%                          2.99%
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

KEY CREDIT STATISTICS



                                        Sept. 30, 1996      Dec. 31, 1995      Dec. 31, 1994
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
---------------------------------------------------------------------------------------------
LOAN PORTFOLIO
---------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $2,000,072   66%   $1,663,228   62%   $1,530,132   59%
Multifamily units                         961,354   32       979,017   36       993,122   38
Commercial                                 52,554    2        54,981    2        63,983    3
Land and land development                   1,871    *         1,940    *           224    *
---------------------------------------------------------------------------------------------
Total mortgage loans                   $3,015,851  100%   $2,699,166  100%   $2,587,461  100%
=============================================================================================

CONSUMER LOANS
Secured by deposits                    $    1,528    8%   $    2,307   10%   $    1,928    8%
Education (guaranteed)                        186    1           261    1           584    3
Home improvement                              343    2           576    2           832    4
Auto                                       17,100   85        20,034   86        19,392   83
Personal                                      821    4           165    1           380    2
---------------------------------------------------------------------------------------------

Total consumer loans                   $   19,978  100%   $   23,343  100%   $   23,116  100%
---------------------------------------------------------------------------------------------
Total loans held for investment        $3,035,829         $2,722,509         $2,610,577
=============================================================================================

Weighted average rate                             7.67%              7.69%              7.51%
=============================================================================================

*Less than 1%

NONPERFORMING ASSETS
--------------------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units                       $    7,490    36%  $    7,722    26%  $    5,584   21%
Multifamily units                           6,797    33        8,665    30        3,813   14
Commercial                                    383     2        1,360     5          437    1
Land and land development                     ---    --          ---    --          ---   --
--------------------------------------------------------------------------------------------
Total mortgage loans                       14,670    71       17,747    61        9,834   36
CONSUMER LOANS                                 42     *           81     *          101    *
REAL ESTATE OWNED
1-4 family units                            1,780     9        2,174     8        4,585   17
Multifamily units                           2,800    14        8,206    28       10,753   40
Commercial                                  1,351     6          997     3        1,818    7
Land and land development                     ---    --          ---    --          ---   --
---------------------------------------------------------------------------------------------
Total real estate owned                     5,931    29       11,377    39       17,156   64
---------------------------------------------------------------------------------------------
Total nonperforming assets             $   20,643   100%  $   29,205   100%  $   27,091  100%
=============================================================================================

*Less than 1%

                                                          Sept. 30,    Dec. 31,     Dec. 31,
                                                              1996        1995        1994
---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
---------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable             0.17%         0.21%      0.39%
Net California loan charge-offs to average California
 loans receivable                                            0.75          0.48       1.21
Loan loss reserve to total loans                             1.20          1.42       1.62
Loan loss reserve to nonperforming loans                   246.60        216.62     424.72
Loan loss reserve to impaired loans                         73.85        120.37     170.03
Nonperforming assets to total assets                         0.48          0.71       0.66
General valuation allowance to non-
  performing assets                                        154.82        123.94     143.24
--------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

LENDING
         At Sept. 30, 1996, the loans receivable portfolio was primarily comprised of mortgages on 1-4 family residences and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

         At Sept. 30, 1996, non-performing loans totaled $14.7 million compared to $17.8 million at Dec. 31, 1995. (9) Since Dec. 31, 1995, $19.4 million of delinquent loans were transferred to REO, while charge-offs and repayments totaled $3.0 million. These decreases were partly offset by the addition of $18.7 million of loans to a non-performing status.

         At Sept. 30, 1996, the Bank had a net investment of $49.1 million in impaired loans. (10) In comparison, the Bank had a net investment of $32.1 million in impaired loans at Dec. 31, 1995.(11) During the first nine months of 1996, $39.6 million of loans were initially classified as impaired. Partly offsetting this increase was the transfer of $18.0 million of impaired loans to REO and the improvement in value of one multifamily property totaling $4.4 million. At Sept. 30, 1996, of the total net impaired loans, $1.4 million were non-performing and $47.7 million were performing loans, but were considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. In comparison, of the $32.1 million of impaired loans at Dec. 31, 1995, $28.1





------------------------

   (9) Of the $14.7 million of non-performing loans at Sept. 30, 1996, $7.4 million was secured by real estate located in California. Of the $17.8 million of non-performing loans at Dec. 31, 1995, $6.7 million was secured by real estate located in California.


   (10) In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."


  (11) At Sept. 30, 1996, of the $49.1 million of loans considered impaired, $47.3 million were loans secured by real estate located in
California.   At Dec. 31, 1995, of the $32.1 million of loans considered impaired, $30.0 million were loans secured by real estate located in California.

million were performing and $4.0 million were non-performing loans.

         The accumulated provision for loan losses at Sept. 30, 1996 was $36.3 million compared to $38.6 million at Dec. 31, 1995, a decrease of $2.3 million. The following table provides a rollforward of the accumulated provision for loan losses from Jan. 1, 1995 through Sept. 30, 1996:

                                  1996                     1995
                              ---------------    ---------------------------
                              Nine  Months        Nine Months     Year Ended
Dollars in thousands          Ended Sept. 30      Ended Sept. 30    Dec. 31
---------------------------------------------    ---------------------------
Beginning of Period                 $38,619         $42,196      $42,196
Provision for losses                  1,500           1,400        1,900
Charge-offs                          (4,255)         (6,693)
                                                                  (7,879)
Recoveries                              416           2,012        2,402
                              --------------     -------------------------
End of Period                       $36,280         $38,915      $38,619
                              ==============     =========================


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

         Gross charge-offs in the first nine months of 1996 totaled $4.3 million, or $2.4 million less than the same period a year ago. (12) Most of the charge-offs during 1996 related to the Bank's nationwide multifamily and commercial real estate loan portfolio. Annualized net loan charge-offs to average loans receivable totaled 0.17% during the first nine months of 1996.
In comparison, the Company's net loan charge-offs in 1995 and 1994 were equivalent to 0.21% and 0.39% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.





-----------------
     (12) The $4.3 million of gross loan charge-offs in the first nine months of 1996 included $3.5 million of charge-offs on loans considered impaired under SFAS No. 114, $321,000 of other charge-offs on multifamily loans, and $294,000 of charge-offs on 1-4 family and consumer loans.

     The loan loss provision recorded during the nine months ended Sept.
30, 1996 was $1.5 million compared to $1.4 million during the nine months ended Sept. 30, 1995. The trend of lower classified loans, the continued low level of non-performing assets, a smaller multifamily portfolio balance, and the stabilization of certain real estate markets have allowed the Bank to reduce its level of valuation allowances by recording new loss provisions below net charge-offs. See "KEY CREDIT STATISTICS" for further details.

     As of Sept. 30, 1996, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 36.7% compared to 42.2% at Dec. 31, 1995.

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

     During the first nine months of 1996, the Bank purchased $428.5 million of 1-4 family whole loans, secured by real estate located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures.
As a result of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. During the third quarter, the Bank also purchased $6.6 million of loans secured by multifamily real estate located in Wisconsin. The Bank applied its own loan origination underwriting standards to the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

     Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. Although some weakness persists in certain areas, Management is not aware of any unfavorable changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

         Approximately $478 million of the Bank's nationwide multifamily and commercial loan portfolio is scheduled to mature by the end of 1998.
Management is actively working with borrowers whose loans mature in 1996 and 1997 to either refinance or repay the mortgage loans, depending upon the credit characteristics. Management is also pursuing strategies for ensuring repayment of those mortgage loans maturing after 1997. Depending on the strategies deployed, the amount of the Bank's charge-offs, REO, impaired loans, and nonperforming assets could be affected. Management believes that, based on economic conditions known today, loan loss reserves of the Bank are adequate to absorb the inherent losses in the portfolio as it relates to current plans to refinance or liquidate the multifamily real estate portfolio as it matures.


OTHER REAL ESTATE OWNED

         REO totaled $5.9 million at Sept. 30, 1996 compared to $11.4 million at the end of 1995. (13) The sale of eight REO assets totaling $25.3 million produced the lower level of total REO assets. Partly offsetting this decrease were new multifamily REOs of $22.8 million.

         The accumulated provision for real estate losses totaled $439,000 at Sept. 30, 1996 compared to $2.0 million at Dec. 31, 1995. During the first nine months of 1996, the Bank recorded net charge-offs on REO properties of $2.5 million, compared to $931,000 of net charge-offs recorded during the same period in 1995. The charge-offs primarily relate to the sale of an office building and a multifamily property during 1996. The provision for REO losses was $943,000 during the first nine months of 1996 compared to $566,000 in the first nine months of 1995. This provision during 1996 was considered necessary to reflect





--------------------
     (13) Of the $5.9 million of REO at Sept. 30, 1996, $3.1 million was property located in California. At Dec. 31, 1995, there were no REO properties located in California.

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





-------------------

     (14) The Bank had previously carried the REO at a value that was supported by a current appraisal. The Bank entered into a subsequent sales contract with a buyer at a lower value, principally due to high vacancy levels. Management elected to accept the liquidation value rather than holding this asset in an effort to achieve stabilization of occupancy.

ASSET/LIABILITY REPRICING SCHEDULE (a)

                                                                      AT SEPT. 30, 1996
                                           ----------------------------------------------------------------------------------
                                           WEIGHTED                               MORE THAN 6
                                            AVERAGE             % OF    6 MONTHS   MONTHS TO                           OVER
                                             RATE    BALANCE    TOTAL    OR LESS     1 YEAR    1-3 YEARS  3-5 YEARS   5 YEARS
    -------------------------------------------------------------------------------------------------------------------------
     RATE SENSITIVE ASSETS:                                                 (dollars in thousands)
     Investments:(b)
       Adjustable rate                       5.49% $   75,591      2% $   75,591        -          -           -          -
       Fixed rate                            5.82     162,317      4      74,394     12,978     19,755      10,000     45,190
     Mortgage-backed securities:(c)
       Adjustable rate                       6.30     522,016     13     279,626    222,738     19,652         -          -
       Fixed rate                            7.08     277,211      7      21,260     20,078     66,634      56,537    112,702
     Mortgage loans:(c)
       Adjustable and renegotiable rate      7.55   2,521,597     62   1,162,650    494,917    657,697     206,333        -
       Fixed rate                            8.20     494,254     12      51,116     67,930    145,633     111,813    117,762
     Consumer loans (c)                      8.38      19,978      *       3,122      1,882      6,007       4,490      4,477
     Assets held for sale                    8.27      11,393      *      11,393        -          -           -          -
                                             ---------------------------------------------------------------------------------
       Total Rate Sensitive Assets           7.34% $4,084,357    100% $1,679,152  $ 820,523   $915,378    $389,173  $ 280,131
                                             =================================================================================

     RATE SENSITIVE LIABILITIES:
     Deposits:
       Checking accounts                     1.03% $  386,856     10% $  105,044  $  21,994   $ 72,099    $ 52,092  $ 135,627
       Savings accounts                      2.42     676,578     18     223,203     42,827    134,495      90,435    185,618
       Money market deposit accounts         3.53     210,661      6     210,661        -          -           -          -
       Fixed-maturity certificates           5.62   2,014,001     53     853,829    732,687    289,145      75,094     63,246
                                             ---------------------------------------------------------------------------------
                                             4.29   3,288,096     87   1,392,737    797,508    495,739     217,621    384,491
     Borrowings:
       FHLB advances                         6.19     436,399     11     335,000     50,314     50,000         248        837
       Other borrowings                      7.32      88,454      2      88,454         -         -           -          -
       Mortgage-backed note                  8.54      16,400      *         -           -      16,400         -          -
                                             ---------------------------------------------------------------------------------
                                             6.44     541,253     13     423,454     50,314     66,400         248        837
                                            ----------------------------------------------------------------------------------
     Total rate sensitive liabilities        4.59% $3,829,349    100% $1,816,191  $ 847,822   $562,139    $217,869  $ 385,328
                                            ==================================================================================

     Excess (deficit) of rate sensitive
     assets over rate sensitive liabilities  2.75% $  255,008           (137,039) $ (27,299)  $353,239    $171,304  $(105,197)
     (GAP)                                   =================================================================================

     Cumulative GAP                                                   $ (137,039) $(164,338)  $188,901    $360,205  $ 255,008
     Cumulative GAP to total assets without
       regard to hedging transactions                                      -3.20%     -3.84%      4.42%       8.42%      5.96%
     Cumulative gap to total assets with
       impact of hedging transactions                                      -1.19%     -1.82%      4.42%       8.42%      5.96%



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

(a)      Exhibit 10, Material Contracts.
         (i) First Amendment to St. Paul Federal Bank for Savings And St. Paul Bancorp, Inc. Nonqualified Retirement Plan for Directors dated December 31, 1995.

(b)      Exhibit 11, Statement re: Computation of Per Share Earnings.

(c)      Exhibit 27, Financial Data Schedule.

(d) A current report on Form 8-K was filed on July 16, 1996 announcing the Company's intentions to acquire up to 900,000 shares (or about 5%) of the Company's outstanding common stock over the last six months of 1996 and the 20% increase in the quarterly dividend per share from $0.10 to $0.12 per share.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                      -----------------------------
                                              (Registrant)


Date: November 14, 1996               By:    /s/ Joseph C. Scully
                                         ---------------------------
                                                 Joseph C. Scully
                               Chairman of the Board and Chief Executive Officer
                                              (Duly Authorized Officer)




Date: November 14, 1996               By:    /s/ Robert N. Parke
                                         ---------------------------
                                                 Robert N. Parke
                                  Senior Vice President and Treasurer

                                        (Principal Financial Officer)