Form 10-K405
period 1997-01-31
ST PAUL BANCORP INC
filed 1997-03-27
CIK 810578

ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission
Washington, D.C. 20549


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Dec. 31, 1996.
Commission File Number 0-15580

ST. PAUL BANCORP, INC.

Incorporated in the State of Delaware
IRS Employer Identification #36-3504665
Address:   6700 West North Avenue
           Chicago, Illinois 60707
Telephone: (773) 622-5000


Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01; Preferred Stock Purchase Rights.

     As of Jan. 31, 1997, St. Paul Bancorp, Inc. had 23,066,922 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of Jan. 31, 1997, was $487,151,256. (1)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x].


                    Documents Incorporated By Reference:

PARTS I, II, III, AND IV:

     Portions of the Annual Report to Shareholders for the fiscal year ended Dec. 31, 1996.

PART III:
        Portions of the definitive proxy statement for the 1997 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.

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

                                                    Page Number
PART I                                             at Exhibit 13
                                                   -------------

Item 1  Business

        General.................................   20-21, 44, 67-68

        Distribution of Assets, Liabilities and Stockholder's Equity;
        Interest Rates and Interest Differential...........   26-27

        Investment Portfolio............................  39, 48-49

        Loan Portfolio...............  32-34, 36, 39, 45, 49-50, 61

        Summary of Loan Loss Experience...........   35, 36, 45, 50

        Deposits......................................   26, 38, 52

        Return on Equity and Assets.......................    18-19

        Short-Term Borrowings..............................   52-54

Item 2  Properties.............................................  67

Item 3  Legal Proceedings.....................................  none

Item 4  Submission of Matters to a Vote of
        Security Holders......................................  none

PART II

Item 5  Market for the Registrant's Common Equity and Related
        Stockholder Matters...........   23, 25, 34, 55-56, 66-68, 72

Item 6  Selected Financial Data...............................  18-19

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................  20-39

Item 8  Financial Statements and Supplemental Data............  40-65

Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures..................   none

PART III

Item 10 Directors and Executive Officers of the Registrant ...   70,*

Item 11 Executive Compensation................................      *

Item 12 Security Ownership of Certain Beneficial Owners
        and Management........................................      *

Item 13 Certain Relationships and Related Transactions........      *

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports
        on Form 8-K...........................................  68-69

*  St. Paul Bancorp's definitive proxy statement for the 1997 Annual
Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Organizational Planning and Stock Option
Committees on Executive Compensation" and "Comparative Performance Graph."


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 24, 1997 on its behalf by the undersigned thereunto duly authorized.

St. Paul Bancorp, Inc.
Joseph C. Scully
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1997, by the following persons on behalf of the registrant and in the capacities indicated.




       /s/JOSEPH C. SCULLY                        /s/JOHN W. CROGHAN
       Chairman and Chief Executive Officer       Director

       /s/PATRICK J. AGNEW                        /s/ALAN J. FREDIAN
       President and Chief Operating Officer      Director

       /s/ROBERT N. PARKE                         /s/PAUL C. GEAREN
       Senior Vice President and Treasurer        Director
       (principal financial officer)
                                                  /s/KENNETH J. JAMES
       /s/PAUL J. DEVITT                          Director
       First Vice President and Controller
       (principal accounting officer)             /s/JEAN C. MURRAY, O.P.
                                                  Director
       /s/WILLIAM A. ANDERSON
       Director                                   /s/JOHN J. VIERA
                                                  Director

EXHIBITS (c)


Financial Statements Filed                                             Page
---------------------------------------------------------------------------
St. Paul Bancorp, Inc.
Consolidated Financial Statements......................................  40
Notes to Consolidated Financial Statements.............................  44
Report of Independent Auditors.........................................  65


Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted, since the required information is included in the footnotes or is not applicable.

A current report on Form 8-K was filed on December 16, 1996 announcing a five-for-four stock split distributed on January 14, 1997 to shareholders of record as of December 31, 1996.

The following Exhibit Index lists the Exhibits to Annual Report on Form 10-K.



EXHIBIT NUMBER 3
Certificate of Incorporation and Bylaws.
i       Restated Certificate of Incorporation (a).
ii      Bylaws of Registrant, as amended (a).
iii Amendments to Bylaws of Registrant dated as of Dec. 18, 1989, July 18, 1992, Sept. 27, 1993, Oct. 25, 1993 and Feb. 28, 1994, respectively (a).

EXHIBIT NUMBER 10
Material Contracts.

i              Stock Option Plan, as amended (a)(b).
ii             Amendment to Stock Option Plan dated May 13, 1992 (a)(b).
iii            Amendment to Stock Option Plan dated May 4, 1994 (a)(b).
iv             1995 Incentive Plan (a)(b).
v              Employment Agreements dated as of  Dec. 19, 1994 among
               St. Paul Bancorp, Inc., St. Paul Federal Bank
               For Savings and Joseph C. Scully and Patrick J. Agnew,
               respectively (a)(b).
vi             Amendments to Employment Agreements, dated as of May 22, 1995, among St. Paul Bancorp, Inc., St. Paul
               Federal Bank For Savings and Joseph C. Scully and
               Patrick  J. Agnew, respectively  (a)(b).
vii            Amendments to Employment Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, Inc., St. Paul
               Federal Bank For Savings and Joseph C. Scully and
               Patrick  J. Agnew, respectively  (a)(b).
viii           Amendments to Employment Agreements, dated as of Dec. 31, 1995, among St. Paul Bancorp, Inc., St. Paul
               Federal Bank For Savings and Joseph C. Scully and
               Patrick J. Agnew, respectively (a)(b).
ix             Severance Agreements, dated as of Dec. 21, 1992, among
               St. Paul Bancorp, Inc., St. Paul Federal Bank
               For Savings and Robert N. Parke, Thomas J. Rinella,
               Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).
x              Amendments to Severance Agreements, dated as of Dec. 19, 1994, among St. Paul Bancorp, Inc., St. Paul
               Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella,
               Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).
xi             Amendments to Severance  Agreements, dated as of  May 22, 1995,


               among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings
               and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and
               Clifford M. Sladnick, respectively (a)(b).
xii            Amendments to Severance Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings
               and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and
               Clifford M. Sladnick, respectively (a)(b).
xiii           St. Paul Federal Bank For Savings Deferred Compensation Trust
               Agreement dated April 21, 1987 (a)(b).
xiv            First Amendment to Agreement in Trust dated as of Dec. 31, 1989 by and between St. Paul Federal Bank For Savings; and
               Alan J. Fredian, Michael R. Notaro and Faustin A. Pipal, as
               trustees (a)(b).
xv             St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc.
               Nonqualified Retirement Plan for Directors, as amended and restated as of March 28, 1994 (a)(b).
xvi            First Amendment to St. Paul Federal Bank For Savings and
               St. Paul Bancorp, Inc. Nonqualified Retirement Plan for
               Directors, dated as of Dec. 31, 1995 (a)(b).
xvii           Agreement in Trust, dated as of Jan. 28, 1991 between
               St. Paul Federal Bank For Savings and Alan J. Fredian,
               Michael R. Notaro and Joseph C. Scully, as trustees (a)(b).
xviii          St. Paul Federal Bank For Savings Supplemental Retirement Plan
               and Excess Benefit Plan (a)(b).
xix            St. Paul Federal Bank For Savings Supplemental Retirement
               Trust (a)(b).
xx             St. Paul Bancorp, Inc. and St. Paul Federal Bank For Savings
               Employee Severance Compensation Plan, executed Dec. 20,
               1993 (a)(b).
xxi            Term Loan Agreement, dated as of Nov. 21, 1991, among St. Paul
               Federal Bank For Savings Employee Stock Ownership Trust,
               St. Paul Bancorp, Inc., and Nationar (a).
xxii           First Amendment to Term Loan Agreement, dated as of June 30,
               1993 (but effective as of May 5, 1993), by and among St. Paul
               Federal Bank For Savings Employee Stock Ownership Trust,
               St. Paul Bancorp, Inc., and Nationar (a).
xxiii          Letter, dated Jan. 19, 1996, among St. Paul Federal Bank For
               Savings Employee Stock Ownership Trust, St. Paul Bancorp, Inc.,
               and Northwest Savings Bank, as successor in interest to Nationar.
xxiv           Shareholders Rights Plan dated Oct. 26, 1992 (a).
xxv            Indenture for Subordinated Notes dated Feb. 1, 1993 between St.
               Paul Bancorp, Inc., and Harris Trust and Savings Bank (a).
xxvi           Indenture dated as of July 1, 1989 between St. Paul Federal
               Bank For Savings and Bankers Trust Company, Trustee (a).
xxvii          Revolving Loan Agreement, dated as of Sept. 15, 1995, between
               St. Paul Bancorp, Inc. and LaSalle National Bank (a).
xxviii         First Amendment to Revolving Loan Agreement, dated as of
               Oct. 15, 1996, between St. Paul Bancorp, Inc. and LaSalle
               National Bank.


EXHIBIT NUMBER 13       Portions of the 1996 Annual Report to Shareholders.
EXHIBIT NUMBER 21       Subsidiaries of Registrant.
EXHIBIT NUMBER 23       Consent of Ernst & Young LLP.
EXHIBIT NUMBER 27       Financial Data Schedule.

(a) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b) Management contract or compensation plan or arrangement required to be filed as an exhibit.

(c) Copies of the Exhibits will be furnished upon request and payment of the Company's expenses in furnishing the Financial Statement Schedule and Exhibits.