Form 10-Q
period 1997-03-31
ST PAUL BANCORP INC
filed 1997-05-14
CIK 810578

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1997

                                      or

     ( )     Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

             For the transition period from            to
                                           ------------  ------------
                        Commission File Number 0-15580

                            St. Paul Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                                 36-3504665
---------------------------------                           --------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     6700 W. North Avenue
     Chicago, Illinois                                               60707
----------------------------------------                    --------------------
(Address of principal executive offices)                           (Zip Code)


                                (773) 622-5000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

     Common Stock, $.01 par value -- 22,644,128 shares, as of May 1, 1997
     --------------------------------------------------------------------

                            ST. PAUL BANCORP, INC.
                               AND SUBSIDIARIES

                                  FORM 10-Q
                                    INDEX



PART I. FINANCIAL INFORMATION


Item 1  Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition
        as of Mar. 31, 1997 and Dec. 31, 1996                             3

        Consolidated Statements of Income for the Three Months
        Ended Mar. 31, 1997 and 1996                                      4

        Consolidated Statements of Stockholders' Equity for the
        Three Months Ended Mar. 31, 1997 and 1996                         5

        Consolidated Statements of Cash Flows for the
        Three Months Ended Mar. 31, 1997 and 1996                         6

        Notes to Consolidated Financial Statements                        7


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               9





PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                 38

        Signature Page                                         39

        Exhibits                                               40



ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                             Mar. 31,        Dec. 31,
Dollars in thousands                                                          1997            1996
-----------------------------------------------------------------------------------------------------
ASSETS:
 Cash and cash equivalents
   Cash and amounts due from depository institutions                        $86,065         $98,137
   Federal funds sold and interest bearing bank balances                    117,440          75,572
   Short-term cash equivalent securities                                     18,937          16,499
                                                                     ---------------  ---------------
   Total cash and cash equivalents                                          222,442         190,208
 Marketable-debt securities
   (Market: Mar. 31, 1997-$62,374; Dec. 31, 1996-$49,103)                    62,374          49,103
 Mortgage-backed securities
   (Market: Mar. 31, 1997-$1,101,948; Dec. 31, 1996-$1,158,171)           1,107,953       1,162,982
 Loans receivable, net of accumulated provision for loan losses
    (Mar. 31, 1997-$35,017;  Dec. 31, 1996-$35,965)                       2,919,866       2,782,116
 Loans held for sale, at lower of cost or market
   (Market: Mar. 31, 1997-$11,932; Dec. 31, 1996-$12,021)                    11,931          11,992
 Accrued interest receivable                                                 26,327          25,745
 Foreclosed real estate
  (Net of accumulated provision for losses: Mar. 31,1997-$288;
    Dec. 31, 1996-$284)                                                       2,775           2,634
 Real estate held for development or investment                              17,730          15,783
 Investment in Federal Home Loan Bank stock                                  35,211          35,211
 Office properties and equipment                                             48,072          47,286
 Prepaid expenses and other assets                                           30,201          34,110
                                                                     ---------------  ---------------
Total Assets                                                             $4,484,882      $4,357,170
                                                                     ================================

LIABILITIES:
 Deposits                                                                $3,395,222      $3,337,055
 Short-term borrowings                                                      305,501         366,854
 Long-term borrowings                                                       308,937         194,390
 Advance payments by borrowers for taxes and insurance                       21,070          21,561
 Other liabilities                                                           62,252          49,200
                                                                     ---------------  ---------------

 Total Liabilities                                                        4,092,982       3,969,060

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock (par value $.01 per share:  authorized-10,000,000
   shares; none issued)                                                           -               -
 Common stock (par value $.01 per share:  authorized-40,000,000 shares;
   Issued:  Mar. 31,1997-25,992,067 shares;
   Dec. 31, 1996-25,595,206 shares;
   Outstanding:  Mar. 31, 1997-22,840,102 shares;
   Dec. 31, 1996-22,775,991 shares)                                             260             256
 Paid-in capital                                                            153,563         148,393
 Retained income, substantially restricted                                  297,124         288,065
 Unrealized gain on securities, net of taxes                                    344           2,278
 Borrowings by employee stock ownership plan                                   (350)           (396)
 Unearned employee stock ownership plan shares (245,438 shares)              (2,883)         (2,883)
 Treasury stock (3,151,965 at Mar. 31, 1997;
    2,819,215 shares at Dec. 31, 1996)                                      (56,158)        (47,603)
                                                                   -----------------  ---------------
 Total stockholders' equity                                                  391,900        388,110
                                                                   -----------------  ---------------
Total liabilities and stockholders' equity                                $4,484,882     $4,357,170
                                                                   =================  ===============


See notes to consolidated financial statements


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)               Three months ended
                                                                 Mar. 31,
                                                            -------------------
Dollars in thousands except per share amounts               1997         1996
-------------------------------------------------------------------------------
INTEREST INCOME:
 Loans receivable                                        $  53,553   $  52,858
 Mortgage-backed securities                                 19,612      14,981
 Marketable-debt securities                                  1,001       1,141
 Federal funds and interest-bearing bank balances            1,653         980
 Other investment income                                     1,023       1,297
                                                          --------     -------
  Total interest income                                     76,842      71,257

INTEREST EXPENSE:
 Deposits                                                   35,817      34,687
 Short-term borrowings                                       4,207       2,223
 Long-term borrowings                                        4,547       4,667
                                                          --------      ------
  Total interest expense                                    44,571      41,577
                                                          --------      ------
  Net interest income                                       32,271      29,680
Provision for loan losses                                      ---         500
                                                          --------      ------
  Net interest income after provision for loan losses       32,271      29,180

OTHER INCOME:
 Loan servicing fees                                           454         485
 Other fee income                                            7,186       4,945
 Net gain on loan sales                                        117         320
 Net gain on securities sales                                   --         855
 Discount brokerage commissions                              1,517       1,326
 Income from real estate development                           486         678
 Insurance and annuity commissions                             776         659
 Other                                                         (52)        (43)
                                                          --------      ------
  Total other income                                        10,484       9,225

GENERAL AND ADMINISTRATIVE EXPENSE:
 Salaries and employee benefits                             13,879      12,834
 Occupancy, equipment and other office expense               6,719       5,998
 Advertising                                                 1,428       1,170
 Federal deposit insurance                                     685       1,968
 Other                                                       1,458       1,482
                                                          --------      ------
  General and administrative expense                        24,169      23,452
Loss on foreclosed real estate                                  44       1,136
                                                          --------      ------
  Income before income taxes and extraordinary item         18,542      13,817
Income taxes                                                 6,305       5,063
                                                          --------      ------
  Income before extraordinary item                          12,237       8,754
Extraordinary item:
 Loss on early extinguishment of debt, net of tax              403         ---
                                                          --------      ------
  NET INCOME                                             $  11,834    $  8,754
                                                          ========      ======

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
 Primary                                                 $    0.51     $  0.36
 Fully diluted                                                0.51        0.36
                                                          ========      ======

EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM:
 Primary                                                 $    0.50      $ 0.36
 Fully diluted                                           $    0.50      $ 0.36
                                                          ========      ======

DIVIDENDS PER SHARE                                      $   0.120      $ 0.08
                                                          ========      ======

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                            Unrealized  Borrowings   Unearned
                                                            Gain/(Loss) by Employee  Employee
                      Common Stock                              on        Stock       Stock                  Total
                    ----------------     Paid-In  Retained  Securities, Ownership   Ownership   Treasury  Stockholders'
                    Shares    Amount     Capital   Income   Net of Tax    Plan     Plan Shares   Stock      Equity
                    ---------------------------------------------------------------------------------------------------


Balance at
Dec. 31, 1995     23,437,168  $250      $141,116  $269,791     ($895)    ($485)     ($2,883)   ($22,697)   $384,197

Stock option
 exercises           106,125     1         1,255         -         -         -            -           -       1,256
Net Income                 -     -             -     8,754         -         -            -           -       8,754
Cash dividends paid
 to stockholders
 ($0.08 per share)         -     -             -    (1,861)        -         -            -           -      (1,861)
Change in unrealized
loss on securities,
 net of tax                -     -             -         -    (2,444)        -            -           -      (2,444)
Treasury stock
 purchases          (356,250)    -             -         -         -         -            -      (7,051)     (7,051)
                ------------  ----      --------  --------  --------    ------     --------   ---------    --------

Balance at
Mar. 31, 1996     23,187,043  $251      $142,371  $276,684   ($3,339)    ($485)     ($2,883)   ($29,748)   $382,851
                ============  ====      ========  ========  ========    ======     ========   =========    ========

Balance at
Dec. 31, 1996     22,775,991  $256      $148,393  $288,065    $2,278     ($396)     ($2,883)   ($47,603)   $388,110

Retirement of
 fractional shares      (820)    -           (19)        -         -         -            -           -         (19)
Stock option
 exercises           397,681     4         5,189         -         -         -            -           -       5,193
Net Income                 -     -             -    11,834         -         -            -           -      11,834
Cash dividends paid
 to stockholders
 ($0.12 per share)         -     -             -    (2,775)        -         -            -           -      (2,775)
Change in unrealized
 gain on securities,
 net of tax                -     -             -         -    (1,934)        -            -           -      (1,934)
Repayment of
 ESOP principal            -     -             -         -         -        46            -           -          46
Treasury stock
 purchases          (332,750)    -             -         -         -         -            -     ( 8,555)     (8,555)
                ------------  ----      --------  --------  --------    ------     --------   ---------    --------

Balance at
Mar. 31, 1997     22,840,102  $260      $153,563  $297,124      $344     ($350)     ($2,883)   ($56,158)   $391,900
                ============  ====      ========  ========  ========    ======     ========   =========    ========


See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three months ended Mar. 31
Dollars in thousands                                                 1996       1997
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                          11,834     $8,754
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                          -        500
      Provision for losses on foreclosed real estate                     -        993
      Provision for depreciation                                     1,902      1,636
      Assets originated and acquired for sale                       (8,990)   (14,490)
      Sale of assets held for sale                                   8,027     11,184
      Increase in accrued interest receivable                         (582)      (144)
      (Increase) decrease in prepaid expenses and other assets       3,909     (2,279)
      Increase in other liabilities                                 13,052      4,210
      Net amortization of yield adjustments                           (109)        99
      Other items, net                                               1,043     (2,762)
--------------------------------------------------------------------------------------
  Net cash provided by operating activities                         30,086      7,701
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments on loans receivable                           203,866    124,279
Loans originated and purchased for investment                     (343,066)  (220,939)
Loans receivable sold                                                3,247      7,777
Principal repayments on available for sale mortgage-
 backed securities                                                  29,037     20,307
Principal repayments on held to maturity mortgage-
 backed securities                                                  23,153     49,009
Purchase of held to maturity mortgage-backed securities                  -    (38,041)
Sale of available for sale mortgage-backed securities                    -     27,542
Maturities of available for sale marketable-debt securities         16,200     20,000
Purchase of available for sale marketable-debt securities          (30,157)         -
Additions to real estate                                            (2,929)    (7,873)
Real estate sold                                                     1,261      8,292
Sale of Federal Home Loan Bank stock                                     -      1,093
Purchase of office properties and equipment                         (2,688)    (1,431)
-------------------------------------------------------------------------------------
  Net cash used in investing activities                           (102,076)    (9,985)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of certificates of deposit                  129,571     97,577
Payments for maturing certificates of deposit                      (92,727)   (65,424)
Net increase in other deposit products                              21,323     41,325
New long-term borrowings                                           148,538          -
Repayment of long-term borrowings                                  (35,853)         -
Decrease in short-term borrowings, net                             (60,000)   (50,000)
Dividends paid to stockholders                                      (2,775)    (1,861)
Net proceeds from exercise of stock options                          5,193      1,256
Purchase of treasury stock                                          (8,555)    (7,051)
Decrease in advance payments by borrowers
for taxes and insurance                                               (491)      (213)
-------------------------------------------------------------------------------------
 Net cash provided by financing activities                         104,224     15,609
-------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                               32,234     13,325
Cash and cash equivalents at beginning of period                   190,208    186,621
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 222,442  $ 199,946
=====================================================================================
See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Interest credited on deposits                                    $26,281    $31,183
  Interest paid on deposits                                          3,318      2,803
                                                                   ------------------
  Total interest paid on deposits                                   29,599     33,986

  Interest paid on borrowings                                        7,611      7,484
  Income taxes paid/(refund), net                                   (1,985)     1,190
  Real estate acquired through foreclosure                             271      8,595
  Loans originated in connection with real estate
     acquired through foreclosure                                        -      2,660

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three-month period ended Mar. 31, 1997 are not necessarily indicative of the results expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc. and St. Paul Financial Development Corporation. The financial statements of the Bank include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

3. At Mar. 31, 1997, the Bank had $15.3 million of outstanding commitments to originate 1-4 family real estate loans. Of these commitments, $12.7 million were for adjustable-rate loans and $2.6 million were for fixed-rate loans.
Most of these commitments expire after sixty days. The Bank had commitments at Mar. 31, 1997 to originate $504,000 of adjustable rate 1-4 family construction loans and $1.8 million of adjustable rate mortgage loans secured by multifamily apartments. Unused home equity lines of credit totaled $90.5 million as of Mar. 31, 1997. The Bank also had $9.8 million of commitments to originate consumer loans, which primarily consist of unsecured lines of credit and automobile loans. Also, St. Paul Financial Development Corporation had a commitment to originate $7.6 million of adjustable rate construction loans for development of commercial real estate. At Mar. 31, 1997, the Bank had commitments to purchase 1-4 family adjustable real estate loans of $100.3 million. The Company anticipates funding these commitments with cash flow from operations and incremental borrowings as necessary.

The Bank held commitments, at Mar. 31, 1997, to sell $3.4 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

At Mar. 31, 1997, the Company has issued $7.6 million of standby letters of credit on behalf of its real estate development subsidiary and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. During the first quarter 1997, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for the sale, securitization, and servicing of receivables and other financial assets and the extinguishment of liabilities. The adoption of this Statement did not affect operations in a material way. The implementation of some of the provisions of this Statement has been delayed until
                                       7

1998 as required by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.

5. In February 1997, the Financial Accounting Standards Board ("FASB")issued SFAS No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company will report basic and diluted earnings per share, in the place of primary and fully diluted earnings per share which are currently disclosed. Under this Statement, the computation of basic earnings per share will exclude the dilutive effect of common stock equivalents. Currently, the Company's only common stock equivalents are stock options issued to key employees and directors. Diluted earnings per share will reflect the potential dilutive effect of common stock options. The potential dilution of stock options is computed using the treasury stock method and the average market price of the Company's common stock over the period. For the Company, the calculation of diluted earnings per share will be similar to the calculation of primary earnings per share under existing requirements. Basic earnings per share calculated under SFAS No. 128 would be $0.52 and $0.38 per share for the three months ended Mar. 31, 1997 and 1996, respectively. Diluted earnings per share under SFAS No. 128 would be $0.50 and $0.36 for the three months ended Mar. 31, 1997 and 1996, respectively. The impact of this Statement on future earnings per share is largely dependent on future share prices and the amount of stock options outstanding.

6. In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement consolidates existing guidance on disclosures about the Company's capital structure into one Statement. This Statement is effective for financial statements for periods ending after December 15, 1997. Since the Company already makes the disclosures required by this Statement, the adoption will have no impact.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
     St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At Mar. 31, 1997, the Company reported total assets of $4.5 billion. The Bank operates 52 branches in the Chicago metropolitan area, comprised of 35 free-standing offices and 17 banking offices located in Omni(R) and Cub(R) supermarkets. The Bank intends to add to its branch network during 1997 by opening up to three branches located in store-fronts or neighborhood shopping centers, which would have lower initial cost requirements than free-standing locations. In addition, the Bank operates the largest number of ATM sites in the metropolitan Chicago area with 432 sites. The Bank also services approximately 180,000 checking accounts and over 29,000 loans as of Mar. 31, 1997.

     Both the Company and the Bank continued to operate other wholly owned financial services companies, including St. Paul Financial Development Corporation ("SPFD"), Annuity Network, Inc., SPF Insurance Agency, Inc., and Investment Network, Inc. As of Mar. 31, 1997, customers maintained $566 million of investments through Investment Network, Inc. and $325 million of annuity contracts through Annuity Network, Inc. SPFD is primarily a residential land development company focused in the greater Chicagoland area and, from time to time, participates in commercial real estate development projects. At Mar. 31, 1997, SPFD had $21.8 million in real estate equity and financing investments.

     In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank's 1-4 family residential mortgage products are originated through its retail banking offices and telephone banking facility, as well as a correspondent loan program in the Chicago metropolitan area and other Midwestern states (including Wisconsin, Indiana, Michigan and Ohio). The Bank also emphasizes the origination of a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile and credit card loans through the retail banking offices. The Bank has also entered into agreements to sell lesser quality home equity and automobile loans to third parties rather than retaining them for its portfolio. During the first quarter of 1997, the Bank originated $29.1 million of 1-4 family loans, $54.0 million of loans on income producing properties, $17.1 million of home equity/line of credit loans, and $3.5 million of other consumer loans.

     The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and to a lesser extent, commercial real estate. In recent years, the Bank made these loans on income producing properties in several Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank's Board of Directors provided for a limited expansion of the Bank's nationwide income property lending program. The Board has authorized the origination of new loans in those markets where Management believes the economies are strong and where the Bank currently has an income property servicing portfolio or to borrowers with whom the Bank has a long standing relationship. See "CREDIT RISK MANAGEMENT" for further details.

     To supplement its loan origination efforts, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During the first quarter the Bank purchased $223.6 million of 1-4 family loans located nationally and had budgeted the acquisition of at least $400 million of such loans in 1997.(1) The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid securities. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM") under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

     As a consumer-oriented retail financial institution, the Bank gathers deposits from the neighborhoods and surrounding suburbs of the metropolitan Chicago area, which has favorable savings patterns and high levels of home ownership. The Bank offers a variety of deposit products including checking, savings, money market accounts and certificates of deposit ("CDs"). The Bank also borrows to help fund operations and interest-earning assets growth.

-----------------
       (1) The Bank will exceed the minimum level of expected whole loan acquisitions for the year during the second quarter of 1997. As of May 1, 1997, since the end of the first quarter of 1997, the Bank has purchased or committed to purchase another $289.4 million of 1-4 family loans.

     Earnings of the Bank are susceptible to interest rate risk to the extent that the Bank's deposits and borrowings reprice on a different basis and in different periods than its securities and loans. Prepayment options embedded in loans and MBS and varying demand for loan products, due to changes in interest rates, creates additional operating risk for the Bank in matching the repricing of its assets and liabilities. The Bank tries to structure its balance sheet to reduce exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels that do not jeopardize the financial safety and soundness of the institution.

     Changes in real estate market values also affect the Bank's earnings. As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT RISK MANAGEMENT" for further details.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.5 billion at Mar. 31, 1997, or $127.7 million higher than total assets reported at Dec. 31, 1996. Higher loans receivable, cash and cash equivalent balances, and marketable-debt securities balances generally produced the increase in total assets.

     Cash and cash equivalents totaled $222.4 million at Mar. 31, 1997, $32.2 million higher than Dec. 31, 1996. See "CASH FLOW ACTIVITY" for further details.

     Marketable-debt securities, comprised of U.S. Treasury and agency securities, totaled $62.4 million at Mar. 31, 1997, as compared to $49.1 million at Dec. 31, 1996. At both Mar. 31, 1997 and Dec. 31, 1996, all of the
Company's marketable-debt securities were classified as AFS.   The Company
recorded an unrealized loss of $783,000 on AFS marketable-debt securities at Mar. 31, 1997, compared to an unrealized loss of $137,000 at Dec. 31, 1996. An increase in market interest rates since the beginning of 1997 produced the increase in the unrealized loss.

     MBS totaled $1.11 billion at Mar. 31, 1997, $55.0 million or 4.7% less than the $1.16 billion of MBS at Dec. 31, 1996. The decline in balance was a result of principal repayments. The weighted average yield on the MBS portfolio was 7.00% at Mar. 31, 1997, or 9 basis points higher than the weighted average yield at Dec. 31, 1996. Lower scheduled amortization of net premiums produced the increase in the weighted average rate since Dec. 31, 1996. Included in the Bank's MBS portfolio at Mar. 31, 1997, was $372.2 million of MBS that were loans originated and serviced by the Bank.

     Approximately 53% of the MBS portfolio is classified as AFS, and at Mar. 31, 1997, the Company reported an unrealized gain on its AFS MBS of $1.3 million compared to an unrealized gain of $3.8 million at Dec. 31, 1996. The decrease in the unrealized gain was primarily associated with the increase in market interest rates since year-end 1996.

     At Mar. 31, 1997, 76% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates), compared to 77% of the portfolio at Dec. 31, 1996.

     Loans receivable totaled $2.9 billion at Mar. 31, 1997, $137.8 million or 5.0% higher than the $2.8 billion of loans receivable at Dec. 31, 1996. The purchase of $231.2 million of loans and $105.4 million of loan originations, partly offset by $203.9 million of principal repayments produced the increase in loans receivable during the first three months of 1997. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average rate on loans receivable decreased to 7.59% at Mar. 31, 1997 from 7.66% at Dec. 31, 1996. The repayment of higher yielding loans and the purchase and origination of loans at rates lower than the portfolio average produced a decline in the weighted average rate. At Mar. 31, 1997, 84% of the mortgage loan portfolio had adjustable rate characteristics compared to 82% at Dec. 31, 1996.

     Deposits totaled $3.4 billion at Mar. 31, 1997, $58.2 million or 1.7% higher than deposit balances at Dec. 31, 1996. Most of the increase in deposit balances since year-end 1996 occurred in CD and checking account balances. The weighted average cost of deposits increased slightly to 4.33% at Mar. 31, 1997 from 4.31% at Dec. 31, 1996. The increase was primarily related to an increase in the weighted average cost of CDs, as the Bank continues to promote short-term CDs as a source of funds. However, according to industry surveys, the Company's deposit costs continue to be below the cost of certain competitors.

     Total borrowings, which include FHLB advances, totaled $614.4 million at Mar. 31, 1997, $53.2 million or 9.5% higher than the $561.2 million of borrowings at Dec. 31, 1996. The increase was largely due to new borrowings by the Company. In February 1997, the Company issued $100 million of unsecured 7.125% senior notes due in 2004. A portion of the proceeds were used in March 1997 to redeem, at par, the Company's $34.5 million of 8.25% subordinated notes due in 2000. See "RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED MAR. 31, 1997 AND 1996" for further details on the extraordinary loss on the early extinguishment of this debt. The remainder of the proceeds will be used for general corporate purposes and the repurchase of Company stock.

     The combined weighted average cost of borrowings declined to 6.17% at Mar. 31, 1997 from 6.22% at Dec. 31, 1996, due primarily to the repayment of the subordinated notes and the increased use of the lower-costing short-term borrowings. See "CASH FLOW ACTIVITY" for further discussion.

     Stockholders' equity of the Company was $391.9 million at Mar. 31, 1997 or $17.16 per share. In comparison, stockholders' equity at Dec. 31, 1996 was $388.1 million or $17.04 per share. The $3.8 million increase in stockholders' equity during the three months ended Mar. 31, 1997 resulted from $11.8 million of net income and $5.2 million of capital provided by the exercise of employee stock options. These increases were partly offset by the repurchase of $8.6 million of the Company's common stock, dividends paid to shareholders of $2.8 million, and a $1.9 million decrease in the unrealized gain on investment securities, net of tax. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

     During the first three months of 1997, the Company continued with its stock repurchase program by acquiring 332,750 shares of Company common stock, at a weighted average price of $25.71. As of Mar. 31, 1997, under the current program, which is scheduled to run through July 1997, the Company has purchased 445,250 shares (at a weighted average price of $24.79) of the 1.125 million goal.(2) Management's primary objective in reacquiring its shares is to increase return on equity and earnings per share for those shares that remain outstanding. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

     See "CREDIT RISK MANAGEMENT" for discussion of foreclosed real estate balances.

CAPITAL
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additionally discretionary) actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements (and the Company's). Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of Mar. 31, 1997, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of Mar. 31, 1997 the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios(3) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the following table:

-----------------
       (2) Through May 1, 1997, the Company had acquired an additional 319,000 shares (at a weighted average price of $26.90) during the second quarter of 1997 under this program.

       (3) In addition to the Tier I leverage ratio, the Bank must maintain a ratio of tangible capital to regulatory assets of 1.50%. As of Mar. 31, 1997, the Bank's tangible capital ratio of 8.66% exceeded the minimum required ratio.



                                                                 To Be Well
                                                              Capitalized Under
                                            For Capital       Prompt Corrective
                               Actual     Adequacy Purposes:  Action Provisions:
                           -------------  ------------------  ------------------
Dollars in thousands       Amount  Ratio    Amount  Ratio     Amount   Ratio
As of Mar. 31, 1997        -------------  ------------------  ------------------
Total Capital
 (to Risk Weighted Assets) $413,832 16.92%  >$195,665 >8.00%  >$244,581  >10.00%
                                            -         -       -          -
Tier I Capital
 (to Risk Weighted Assets) $383,823 15.69%  >$ 97,832 >4.00%  >$146,749  > 6.00%
                                            -         -       -          -
Tier I Capital (core)
 (to Regulatory Assets)    $383,823  8.66%  >$177,207 >4.00%  >$221,509  > 5.00%
                                            -         -       -          -

As of Dec. 31, 1996

Total Capital
 (to Risk Weighted Assets) $409,266 17.27%  >$189,562 >8.00%  >$236,953  >10.00%
                                            -         -       -          -
Tier I Capital
 (to Risk Weighted Assets) $379,645 16.02%  >$ 94,787 >4.00%  >$142,181  > 6.00%
                                            -         -       -          -
Tier I Capital (core)
 (to Regulatory Assets)    $379,645  8.80%  >$172,647 >4.00%  >$215,809  > 5.00%
                                            -         -       -          -


     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Mar. 31, 1997:


                                                              Mar. 31,
Dollars in thousands                                            1997
-----------------------------------------------------------------------
Stockholders' equity of the Company                            $391,900
Less: capitalization of the Company
      and non-Bank subsidiaries                                  (4,475)
-----------------------------------------------------------------------
Stockholder's equity of the Bank                                387,425
Less: unrealized gain on
      available for sale securities                                (466)
Less: investments in non-includable
      subsidiaries                                               (1,575)
Less: intangible assets                                          (1,561)
-----------------------------------------------------------------------
Tangible and core capital                                       383,823
Plus: allowable GVAs                                             30,009
-----------------------------------------------------------------------
Risk-based capital                                            $ 413,832
=======================================================================



     In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. This regulation has been proposed, but not yet implemented by the OTS. At Mar. 31, 1997, the Bank had $218.2 million of excess risk-based capital available to meet any additional capital requirement.

     The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5% to conform to the prompt corrective action requirement and allow the Bank to be deemed at least "adequately capitalized". Even at a 4% core capital ratio requirement as of Mar. 31, 1997, the Bank would have excess core capital of $206.6 million. The Bank presently intends to maintain a ratio of core capital to total assets of at least 7%.

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

CASH FLOW ACTIVITY

Sources of Funds The major sources of funds during the first three months of 1997 included $256.1 million of principal repayments on loans receivable and MBS, $129.6 million from the issuance of CDs, a $54.1 million net increase in borrowings and $16.2 million from maturing AFS marketable debt securities.

     During the first three months of 1997, repayments of loans receivable and MBS totaled $256.1 million, compared to $193.6 million of repayments during the first three months of 1996. The increase in repayments is primarily related to higher repayments of income producing property loans as compared to the same quarter in 1996. Repayments on income producing property loans were $103.5 million in the first quarter of 1997 and $16.3 million during the first quarter of 1996. This portfolio has experienced and may continue to experience a high level of repayments associated with the pending maturity of a significant portion of the portfolio over the next few years. See "CREDIT RISK MANAGEMENT" for further details. Single family loan repayments have declined slightly in comparison to the first quarter of 1996, due in part to higher interest rates compared to the same period in 1996. Repayment of single family loans were $100.4 million during the first quarter of 1997 compared to $108.0 million during the same quarter of 1996.

     During the first three months of 1997, the issuance of CDs continued to be a major source of funding. The issuance of CDs during the first three months of 1997 totaled $129.6 million, up from $97.6 million during the same period in 1996. Management continues to emphasize shorter-term CD products, by offering attractive rates, in order to provide for asset expansion. In addition, checking, savings and money market account balances increased $21.3 million during the first three months of 1997. In comparison, during the first three months of 1996, checking, savings and money market account balances increased by $41.3 million.

     During the first quarter of 1997, a net of $54.1 million of funds were provided by borrowings. During the quarter, the Company issued $100 million of senior notes and repaid $34.5 million of subordinated notes. See "STATEMENT OF FINANCIAL CONDITION" for further details. The Company also refinanced a portion of its short-term borrowings with long-term advances. In contrast, during the same quarter in 1996, liquidity was used to repay $50.0 million of short term borrowings.

     The maturity of $16.2 million of marketable debt securities also provided additional liquidity during the current quarter. In comparison, during the same quarter in 1996, $20.0 million of funds were provided by the maturity of marketable debt securities.

Uses of Funds. The major uses of funds during the three months ended Mar. 31, 1997 included $336.6 million of loans originated and purchased for investment, $92.7 million of payments for maturing CDs, $30.2 million for the purchase of AFS marketable-debt securities, and $8.5 million for the purchase of treasury stock.

     Loans originated and purchased for investment totaled $336.6 million during the first three months of 1997, compared to $221.0 million during the same period of 1996. During the first three months of 1997, the Bank purchased $231.2 million of mortgage loans, primarily 1-4 family adjustable rate whole loans, in an effort to increase interest earning asset levels and enhance
interest income.   Management plans additional purchases of 1-4 family loans
during 1997 to build interest earning assets. Loans originated for investment during the first quarter of 1997 from retail operations and correspondent operations were $91.1 million and $12.6 million, respectively.

     Payments for maturing CDs increased from $65.4 million during the three months ended Mar. 31, 1996 to $92.7 million during the first three months of 1997. The Bank's emphasis on shorter-term CD products has resulted in the increase in the amount of CDs maturing and total CD balances. Management has been successful in retaining a large portion of these maturing balances.

     Also during the first quarter, $30.2 million of funds were used to purchase AFS marketable-debt securities. In comparison, during the same period in 1996, $20.0 million of funds were provided by the maturity of AFS marketable-debt securities.

     The Company also used $8.6 million of funds to acquire 332,750 shares of its own common stock during the first three months of 1997. See "HOLDING COMPANY LIQUIDITY" following for further details. In comparison, the Company used $7.1 million to acquire 356,250 of its own common stock during the first three months of 1996.

Holding Company Liquidity. At Mar. 31, 1997, St. Paul Bancorp, the "holding company", had $21.6 million of cash and cash equivalents, which included amounts due from depository institutions and marketable-debt securities with original maturities of less than 90 days. The Company also has $10.0 million of investment securities classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At Mar. 31, 1997, no funds have been borrowed under this agreement.

     Sources of liquidity for St. Paul Bancorp during the first three months of 1997 included $98.6 million from the issuance of senior debt, $11.0 million of dividends from the Bank and $550,000 of dividends from SPFD and Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first three months of 1997 included advances to the Bank of $54.3 million(4), the repayment of $34.5 million of subordinated debt, the $10.0 million purchase of investment securities, the acquisition of $8.5 million of Company common stock under the stock repurchase program, $3.3 million of advances to St. Paul Financial Development, and $2.8 million of dividends paid to stockholders. See "STATEMENT OF FINANCIAL CONDITION" for further discussion.

     Under the current stock repurchase program, which was announced during 1996, the Company has acquired 445,250 of the stated 1.125 million share goal. As a result, until the program expires in July 1997, the Company may purchase up to 679,750 additional shares under this program. In addition, the Company increased the quarterly dividend per share to $0.12 from $0.10 per share during the first quarter of 1997, after considering the five-for-four stock split distributed to shareholders in January 1997.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain

-----------------
        (4) During the first quarter of 1997, the Company used its excess liquidity to advance funds to the Bank for use in the Bank's operation. The advance is due upon demand and earns a rate of interest comparable to what the Company could earn on its investment portfolio.

corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. The Bank's regulators have recently issued a proposal to reduce the current liquidity requirement. At Mar. 31, 1997, the Bank had $361.0 million invested in liquid assets, which exceeded the current requirement by $177.3 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

     The following table presents the components of the changes in net interest income by volume and rate(5) for the three months ended Mar. 31, 1997 and 1996:


                                       INCREASE/(DECREASE) DUE TO
                                                              TOTAL
Dollars in thousands                 VOLUME       RATE        CHANGE
--------------------------------------------------------------------
CHANGE IN INTEREST INCOME:
Loans receivable                      $1,552     $  (857)     $  695
Mortgage-backed securities             2,935       1,696       4,631
Marketable-debt securities              (295)        155        (140)
Federal funds and interest-bearing
     bank balances                       709         (36)        673
Other short-term investments            (365)         91        (274)
                                      ------      ------      ------
     Total interest income             4,536       1,049       5,585


CHANGE IN INTEREST EXPENSE:

Deposits                               1,293        (163)      1,130
Short-term borrowings                  1,995         (11)      1,984
Long-term borrowings                     (70)        (50)       (120)
                                      ------      ------      ------
     Total interest expense            3,218        (224)      2,994
                                      ------      ------      ------
NET CHANGE IN NET INTEREST INCOME
     BEFORE PROVISION FOR LOAN LOSSES $1,318      $1,273      $2,591
                                      ======      ======      ======


-----------------
        (5) This analysis allocates the change in interest income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.

RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED MAR. 31, 1997 AND 1996

General.   Net income rose 35.2% during the first quarter of 1997 to $11.8 million compared to $8.8 million during the first quarter of 1996. The increase in net income was associated with higher net interest income and other income and lower provisions for losses on loans and foreclosed real estate. Earnings per share rose 38.9% to $0.50 per primary share during the first quarter of 1997 from $0.36 per share during the same period in 1996.(6) Operating results during the first quarter of 1997 also included a $403,000 extraordinary loss, net of tax, on the early extinguishment of the Company's $34.5 million of subordinated notes. Earnings before this extraordinary item were $12.2 million or $0.51 per share.

Net Interest Income. Net interest income totaled $32.3 million during the first three months of 1997, $2.6 million or 8.7% higher than during the same period a year ago. A $5.6 million increase in interest income was partly offset by a $3.0 million rise in interest expense. Between the two periods, Management focused on increasing average interest earning assets, primarily through the acquisition of adjustable rate 1-4 family whole loans. Average interest earnings asset increased $269 million or 6.8% to $4.2 billion during the first quarter of 1997 from the first quarter of 1996. This growth in average interest earnings asset was funded with both additional borrowings and higher average deposit balances.

     The net interest margin ("NIM") rose 5 basis points to 3.05% during the first quarter of 1997 compared to 3.00% during the same period in 1996. The NIM benefited from both higher interest earning assets levels and higher effective yields on assets. The higher asset yields were mainly associated with an increase in the MBS portfolio yield as amortization of net premiums decreased due to a slowing of prepayment speeds. However, the heavier reliance on higher costing borrowing balances, partly offset these increases in the NIM.

--------------------
        (6) The per share comparisons benefited from 1,268,750 of Company shares repurchased during 1996 and 332,750 shares repurchased during the first quarter of 1997.

Interest Income. Interest income on loans receivable increased $695,000 to $53.6 million during the first quarter of 1997. An $81.5 million increase in average balances was partly offset by a 12 basis point decline in the effective loan yield. Average loan balances, which totaled $2.8 billion during the first quarter of 1997, benefitted from the $698.0 million of loans purchased since the first quarter of 1996. These purchases and loans originated for investment were partly offset by principal amortization and the securitization of $381 million of 1-4 family loans into MBS at the end of December 1996. The effective loan yield declined to 7.58% during the first three months of 1997 compared to 7.70% during the same period in 1996. The repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average primarily produced the decline in the effective loan yield. In addition, the securitization of loans into MBS also contributing to the decline in the effective loan yield as higher rate loan balances were transferred into MBS.

     MBS interest income rose $4.6 million or 30.9% to $19.6 million during the first quarter of 1997. A $176.9 million increase in average balances and a 66 basis point increase in the effective MBS yield produced the higher level of income. Higher average MBS balances, which totalled $1.1 billion during the first quarter of 1997, primarily resulted from the $381 million loan securitization at the end of 1996. Principal repayments partly offset this increase. The effective MBS yield rose to 6.88% during the first three months of 1997. The higher yield was associated with lower amortization of net premiums, the addition of the new securities which had a weighted average rate higher than the rate on the entire MBS portfolio, and a modest amount of upward repricing in the adjustable rate portfolio.

Interest Expense. Deposit interest expense rose $1.1 million to $35.8 million during the first quarter of 1997 compared to the same period a year ago. Most of the increase was associated with a $121.7 million increase in average deposit balances, which totaled $3.4 billion during the first three months of 1997. Higher average CD and money market balances caused the increase in overall average deposits. The effective cost of deposits was 4.31% in the first quarter of 1997, or 2 basis points lower than the same quarter in 1996. The lower effective cost was due to a lower effective cost of CD's, as many of the higher rate short-term CD balances put on in prior periods matured.

     Borrowing interest expense rose $1.9 million during the current quarter compared to the year ago quarter primarily due to a $137.7 million increase in average borrowing balances. Average borrowing balances rose to $561.0 million during the first quarter of 1997, up from $423.3 million in the year ago quarter. The higher average balances were largely due to the use of borrowings to help fund the acquisition of 1-4 family whole loans.(7) The borrowing yield declined 27 basis points to 6.33% during the first quarter of 1997. A lower effective yield on long-term borrowings and an increase in lower costing short-term borrowings contributed to the lower overall effective cost.

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent on maintaining the interest rate spread, which is the difference between weighted average rates on interest earning assets and interest bearing liabilities. The interest rate spread was 2.74% at Mar. 31, 1997, compared to 2.78% at Dec. 31, 1996 and 2.80% at Mar. 31, 1996. The heavier reliance on borrowings as a source of funds and an 8 basis point increase in the weighted average deposit rate since Mar. 31, 1996 produced the contraction in the interest rate spread. However, higher weighted average rates on MBS and investments partly offset these contractions in the spread. See "CASH FLOW ACTIVITY" for a discussion of changes in interest earning assets and interest bearing liabilities.

     External forces, such as the performance of the economy, actions of the Board of Governors of the Federal Reserve System, and market interest rates, can significantly influence the size of the interest rate spread and are beyond the control of Management. In response to these forces, Management evaluates market

-------------------
       (7) In addition, the Company issued $100 million of 7.125% senior notes in February of 1997. The full impact on average balances of this borrowings will not occur until the second quarter of 1997. A portion of the proceeds from the senior notes were used on Mar. 31, 1997 to redeem the Company's $34.5 million of 8.25% subordinated notes. The benefit from this repayment of the higher costing borrowings will not impact borrowing expense until the second quarter of 1997.

conditions and deploys strategies that it believes will produce a sustainable and profitable interest rate spread.

     Management also believes that several product-related factors will continue to impact the interest rate spread. First, the Bank has $1.1 billion of "adjustable" rate loans and MBS that have initial fixed interest rate periods ranging from three to five years. At Mar. 31, 1997, only $45.7 million of these loans and MBS were scheduled to reprice during the ensuing twelve months. If interest rates remain at current levels at the time of repricing, the Bank may experience an increase in the yields, but could also experience higher prepayments.

     Second, approximately $348.4 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate.(8)

     Third, $1.1 billion of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition benefits the Bank's asset yields as market rates decrease, but constrains repricing as interest rates increase.

     Lastly, nearly all adjustable rate loans and MBS contain periodic and lifetime interest rate caps that limit the amount of upward repricing on loans and MBS. Most of the annual interest caps in the Bank's loan and MBS portfolio are 2%. At Mar. 31, 1997, only $30.9 million of loans and MBS are at their period or lifetime interest rate caps.

     On the liability side, the Company has $448.5 million of borrowings that are scheduled to reprice during the next six months and a CD portfolio of $2.1 billion that has a weighted average remaining maturity of 11 months. The Company also has $1.3 billion of deposits in checking, savings, and money market accounts

-----------------------
        (8) At Mar. 31, 1997, the weighted average fully indexed rate on these loans was 7.08% and the weighted average floor was 8.03%. These interest rate floors benefited net income by $818,000 during the first quarter of 1997 and the NIM and interest rate spread during 1997 by 8 basis points. In comparison, at Mar. 31, 1996, the Bank had $518.0 million of loans at their floors, which benefited interest income by $740,000 during the first quarter of 1996 and the NIM and interest rate spread by 7 basis points.

that are expected to help mitigate the effect of a rapid change in interest rates.

     Traditionally, financial institutions have used "GAP" analysis as a measure of interest rate sensitivity. GAP is the ratio of interest rate sensitive assets to interest rate sensitive liabilities over a specified time horizon, expressed as a percentage of total assets. At Mar. 31, 1997, the Company maintained a one-year negative GAP of 2.46%, suggesting that net interest income would decrease if market rates were to increase. See "ASSET/LIABILITY REPRICING SCHEDULE" following for further details.

Provision for Loan Losses. Due to continued positive trends in credit quality, the Company recorded no provision for loan losses during the first quarter of 1997. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses. In comparison, during the first three months of 1996, the Company recorded a $500,000 provision for loan loss.

Other Income.   Other income rose 13.6% to $10.5 million during the first three months of 1997 compared to $9.2 million for the same quarter a year ago.
Higher other fee income and revenues from discount brokerage operations and insurance and annuity sales generated the increase.

     Most of the $2.2 million increase in other fee income was associated with higher revenues from ATM operations. The higher ATM revenues resulted from the January 1997 introduction of an ATM access fees to non-customers who use the Bank's ATM network and the expansion of the Bank's ATM network. During mid-1996, the Bank more than doubled the size of its network with the installation of 261 ATMs in White Hen Pantry convenience stores located in the eight county Chicagoland area. A 12% increase in transaction volumes at Investment Network, Inc., the Bank's discount brokerage subsidiary produced a $191,000 increase in revenues from brokerage operations. Also, higher sales volumes produced the $117,000 increase in revenues from insurance and annuity sales.

     These increases in other income were partly offset by lower gains from security and loan sales and lower revenues from real estate development operations. A $855,000 gain on the sale of MBS in the first quarter of 1996 produced the lower gain on security sales in 1997. Lower loan sales volumes during the first quarter of 1997 as compared to the same period in 1996 produced the $203,000 reduction in gains on loan sales. A decrease in sales volumes produced the $192,000 decline in revenues from real estate development operations. In the first quarter of 1997, the Company's real estate development subsidiary, St. Paul Financial Development Corporation ("SPFD"), discontinued its home building operations, and will concentrate on single-family and commercial real estate development. SPFDC will also be reducing staffing levels and consolidating its operating facilities in an effort to reduce overhead expenses.

     While Management expects that some of the growth in other income during 1997 will be generated from ATM operations, several events could impact ATM revenues in the future. First, on May 1, 1997, the Bank will lose 22 ATM machines located in a grocery store chain in the Chicagoland area, as the grocery store chain begins to install in-store branches of another financial institution. The Bank expects to lose up to an additional 61 ATMs located in these stores over the next few years. The Bank continues to seek partners in other ATM ventures, and during 1997 entered into an agreement with another grocery store chain to install 12 ATMs. Second, proposals have been discussed, from time to time, both at the federal and state level to introduce legislation that could increase disclosures and/or limit the Bank's ability to charge an access fee to non-customers who use a St. Paul ATM. Management can give no assurances that such legislation will be enacted (and in what form), nor can Management estimate that impact of such legislation on ATM revenues.

General and Administrative Expense.   General and administrative expenses
("G&A")totaled $24.2 million during the first quarter of 1997, or 3.1% higher the $23.5 million of G&A expense during the same period of 1996.

     The increase in G&A expense was associated with a $1.0 million increase in compensation and benefits, a $721,000 rise in occupancy, equipment and office expense, and higher advertising costs of $258,000. The increase in compensation and benefits was associated with annual merit increases, higher sales incentives, an increase in employment taxes, and higher pension cots. The expansion of the ATM network, system projects, and higher depreciation on capital investments produced the increase in occupancy, equipment and office expense. Product promotions produced the increase in advertising costs.

     A $1.3 million decrease in federal deposit insurance premiums partly offset these increase in G&A. The lower deposit insurance premiums resulted from the decrease in deposit insurance premiums that became effective in January 1997.

     Management remains committed to on-going expense control, and is continuing to review back-office and data processing operations in order to improve work flows, communications, coordination, and service as a means to improve efficiency and control expense. Even with these measures, 1997 G&A levels are expected to exceed 1996 levels due to anticipated additions to the branch network, expansion of the ATM network, an increase in planned advertising and promotions, more services offered to customers, systems projects, higher compensation for retail personnel, and general inflation.

     Management expects to add to the branch network in 1997 by opening of up to three branches. While locations are still under consideration, Management is considering a new prototype branch, such as an office in a storefront or neighborhood shopping center, which has similar cost requirements as the Bank's current in-store branch locations. The initial cost for in-store branches is significantly less than the initial cost for a free-standing branch. The Bank intends to fund the branch expansion with existing liquidity.

     Management also expects increased G&A expenditures in 1997 and 1998 related to the system projects designed to upgrade the Bank's information systems to process transactions in the next century. The Bank has assembled a task force charged with addressing the "Year 2000" compliance issue and has been coordinating efforts with an outside consultant. The Bank expects to have critical development work completed by December of 1998 with final testing to occur in 1999. The Bank intends to fund this cost from operations and excess liquidity.

Operations of Foreclosed Real Estate. The Bank generated a net loss from its foreclosed real estate operation of $44,000 during the first quarter of 1997, down substantially from the $1.1 million loss incurred during the same quarter in 1996. The decrease was produced by a lower provision for real estate owned ("REO") losses. The provision during 1996 was considered necessary to reflect an additional loss on a multifamily property sold during the second quarter of 1996.(9) See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   A $4.7 million increase in the level of pretax income and a lower effective income tax rate produced the $1.2 million rise in the provision for income taxes during the first quarter of 1997. The effective income tax rate for the first three months of 1997 was 34.0%, which is the expected annual effective income tax rate for 1997.

Extraordinary Item. During the first quarter of 1997, the Company recorded a $403,000 extraordinary loss, net of tax, on the early extinguishment, at par, of its $34.5 million of 8.25% subordinated debt due in 2000. The subordinated debt was repaid with a portion of the proceeds from the Company's issuance of $100 million of 7.125% senior notes due in 2004. The future savings of replacing the higher costing subordinated notes with the senior notes will more than offset the extraordinary loss incurred during the current quarter.

------------------
       (9) The additional loss in 1996 occurred when the Bank entered into a sales contract with a buyer to purchase the multifamily property at a value lower than the current book value. While the book value was supported by a current appraisal, Management elected to accept a liquidation value, principally due to the high vacancy levels, rather than holding this asset in an effort to achieve stabilization of occupancy.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

                                                                             Three months ended Mar. 31,
Dollars in thousands                      At Mar. 31, 1997                   1997                   1996
------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                     Effective                       Effective
                                                 Yield/    Average             Yield/    Average                Yield/
                                         Balance  Rate     Balance(a) Interest  Rate    Balance(a)     Interest  Rate
------------------------------------------------------------------------------------------------------------------------
Investments:
     Marketable-debt securities  (b)      $62,374  6.42%    $65,869     $1,001    6.16%    $86,299     $1,141    5.36%
     Federal funds and
     interest-bearing bank balances       117,440  5.42     129,319      1,653    5.18      73,916        980    5.38
     Other investments (c)                 54,148  6.19      66,049      1,023    6.28      89,960      1,297    5.85
------------------------------------------------------------------------------------------------------------------------
Total investments                         233,962  5.87     261,237      3,677    5.71     250,175      3,418    5.54
Mortgage-backed securities (b)          1,107,953  7.00   1,140,367     19,612    6.88     963,474     14,981    6.22
Loans receivable (d)                    2,966,814  7.60   2,826,965     53,553    7.58   2,745,493     52,858    7.70
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $4,308,729  7.35% $4,228,569    $76,842    7.27% $3,959,142    $71,257    7.20%
========================================================================================================================

Deposits:
     Interest-bearing checking         $  238,059  1.74% $  232,182       $993    1.73% $  236,388    $ 1,016    1.74%
     Non-interest-bearing checking        145,510    --     140,225         --      --     123,202         --      --
     Other non-interest-bearing accounts   37,881    --      36,546         --      --      29,210         --      --
     Money market accounts                220,322  3.66     219,477      1,947    3.60     196,590      1,532    3.16
     Savings accounts                     686,616  2.44     679,142      4,017    2.40     692,485      4,169    2.44
     Certificates of deposit            2,066,834  5.71   2,065,400     28,860    5.67   1,973,415     27,970    5.75
------------------------------------------------------------------------------------------------------------------------
Total deposits                          3,395,222  4.33   3,372,972     35,817    4.31   3,251,290     34,687    4.33
Borrowings:(e)
     Short-term borrowings                305,501  5.68     298,945      4,207    5.71     157,209      2,223    5.73
     Long-term borrowings                 308,937  6.66     262,092      4,547    7.04     266,104      4,667    7.11
------------------------------------------------------------------------------------------------------------------------
Total borrowings                          614,438  6.17     561,037      8,754    6.33     423,313      6,890    6.60
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $4,009,660  4.61% $3,934,009    $44,571    4.59% $3,674,603    $41,577    4.59%
========================================================================================================================

Excess of interest-earning assets
     over interest-bearing liabilities $  299,069        $  294,560                     $  284,539
========================================================================================================================

Ratio of interest-earning assets to
     interest-bearing liabilities            1.07x             1.07x                          1.08x
========================================================================================================================

Net interest income                                                    $32,271                        $29,680
========================================================================================================================

Interest rate spread                               2.74%
========================================================================================================================

"Average" interest rate spread                                                    2.68%                          2.61%
========================================================================================================================

Net yield on average earning assets                                               3.05%                          3.00%
========================================================================================================================

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.
(c) Includes investment in FHLB stock, deposits at the FHLB, and other short-term investments.
(d) Includes loans held for sale and loans placed on nonaccrual status.
(e) Includes FHLB advances, securities sold under agreements to repurchase, and other borrowings.

KEY CREDIT STATISTICS



                               Mar. 31, 1997   Dec. 31, 1996   Dec. 31, 1995
Dollars in thousands              Dollar    %      Dollar   %   Dollar      %
--------------------------------------------------------------------------------
LOAN PORTFOLIO
--------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units             $1,929,283  66%   $1,753,907  63% $1,663,228  62%
Multifamily units               953,616  32       988,506  35     979,017  36
Commercial                       53,725   2        54,985   2      54,981   2
Land and land development           984   *         1,633   *       1,940   *
--------------------------------------------------------------------------------
Total mortgage loans         $2,937,608 100%   $2,799,031 100% $2,699,166 100%
================================================================================

CONSUMER LOANS
Secured by deposits          $      950   6%   $    1,169   6% $    2,307  10%
Education (guaranteed)              102   1           210   1         261   1
Home improvement                    245   1           281   1         576   2
Auto                             14,524  84        16,197  85      20,034  86
Personal                          1,454   8         1,193   7         165   1
--------------------------------------------------------------------------------

Total consumer loans         $   17,275 100%   $   19,050 100% $   23,343 100%
--------------------------------------------------------------------------------
Total loans held for
 investment                  $2,954,883        $2,818,081      $2,722,509
================================================================================
Weighted average rate                  7.59%             7.66%           7.69%
================================================================================

*Less than 1%

                              Mar 31, 1997      Dec. 31, 1996    Dec. 31, 1995
Dollars in thousands             Dollar   %         Dollar   %       Dollar   %
--------------------------------------------------------------------------------
NONPERFORMING ASSETS
--------------------------------------------------------------------------------
MORTGAGE LOANS
1-4 family units             $    9,780  47%   $    9,102  73% $    7,722  26%
Multifamily units                 7,883  38           ---  --       8,665   30
Commercial                          ---  --           387   3       1,360    5
--------------------------------------------------------------------------------
Total mortgage loans             17,663  85         9,489  76      17,747   61
CONSUMER LOANS                       37   *            46   *          81    *
REAL ESTATE OWNED
1-4 family units                  1,712   8         1,566  13       2,174    8
Multifamily units                   ---  --           ---  --       8,206   28
Commercial                        1,351   7         1,351  11         997    3
--------------------------------------------------------------------------------
Total real estate owned           3,063  15         2,917  24      11,377   39
--------------------------------------------------------------------------------
Total nonperforming assets   $   20,763 100%   $   12,452 100% $   29,205  100%
================================================================================
*Less than 1%



                                                     Mar. 31,  Dec. 31, Dec. 31,
                                                       1997      1996     1995
--------------------------------------------------------------------------------
KEY CREDIT RATIOS
--------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable       0.13%     0.15%    0.21%
Net California loan charge-offs to average California
     loans receivable                                  0.76      0.56     0.48
Loan loss reserve to total loans                       1.19      1.28     1.42
Loan loss reserve to nonperforming loans             197.83    377.19   216.62
Loan loss reserve to impaired loans                   63.21     64.04   120.37
Nonperforming assets to total assets                   0.46      0.29     0.71
General valuation allowance to non-
     performing assets                               150.42    248.88   123.94
-------------------------------------------------------------------------------


CREDIT RISK MANAGEMENT

LENDING
     At Mar. 31, 1997, the loans receivable portfolio was primarily comprised of residential mortgages, secured by both 1-4 family and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

     Non-performing loans totaled $17.7 million at Mar. 31, 1997, up from $9.5 million at Dec. 31, 1996. The increase was largely due to the addition of one multifamily loan to a non-performing status during the first quarter of 1997.

     At Mar. 31, 1997, the Bank had a net investment in impaired loans of $55.4 million, compared to $56.2 million at Dec. 31, 1996.(10) At Mar. 31, 1997, $47.5 million of the $55.4 million of impaired loans were performing but considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement.
In comparison, all of the $56.2 million of impaired loans at Dec. 31, 1996 were considered performing. While the level of impaired loans remained relatively unchanged from year-end 1996, the amount of impaired loans has increased during the past few years. The increase has been largely due to the pending maturities of a significant portion of the Bank's income property loan portfolio.

     The accumulated provision for loan losses at Mar. 31, 1997 was $35.0 million compared to $36.0 million at Dec. 31, 1996, a decrease of $1.0 million. The following table provides a rollforward of the accumulated provision for loan losses from Jan. 1, 1996 through Mar. 31, 1997:

-------------------
        (10) In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."




                                   1997                     1996
                              -------------      -------------------------
                              Three  Months      Three Months   Year Ended
Dollars in thousands          Ended Mar. 31      Ended Mar. 31    Dec. 31
-------------------------------------------      -------------------------
Beginning of Period                 $35,965         $38,619       $38,619
Provision for losses                    ---             500         1,750
Charge-offs                          (1,498)         (1,128)       (5,113)
Recoveries                              550             258           709
                              -------------      ------------------------
End of Period                       $35,017         $38,249       $35,965
                              =============      ========================


     The general valuation allowance is evaluated based on a careful evaluation of the various risk components that are inherent in each of
the loan portfolios, including off-balance sheet items.   The risk
components which are evaluated include the level of non-performing and classified assets, geographic concentrations of credit, economic conditions, trends in real estate values, the impact of changing interest rates on borrower debt service, as well as historical loss experience, peer group comparisons, and regulatory guidance.

     Net loan charge-offs in the first three months of 1997 totaled $948,000, slightly higher than the $870,000 of net charge-offs in the first quarter of 1996.(11) Most of the charge-offs during 1997 related to the Bank's income property loan portfolio. Of total charge-offs, $1.0 million had already been identified as "loss" for which a specific reserve had been established prior to year-end 1996. Annualized net loan charge-offs to average loans receivable totaled 0.13% during the first three months of 1997. In comparison, the Company's net loan charge-offs in 1996 and 1995 were equivalent to 0.15% and 0.21% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

-------------------------
        (11) Gross loan charge-offs in the first three months of 1997 totaled $1.5 million and included $1.2 million charge-offs on loans that were considered impaired under SFAS No. 114 and $302,000 of charge-offs on 1-4 family and consumer loans. Recoveries during the first quarter of 1997 were primarily related to multifamily loans.

        No loan loss provision was recorded during the three months ended Mar. 31, 1997 compared to a $500,000 loan loss provision during the same period in 1996. A continued decline in the level of classified loans and non-performing assets over the past few years, as well as a decrease in the size of the Bank's income property lending portfolio, and the stabilization of certain real estate markets have allowed the Bank to reduce the level of the accumulated provision for loan losses by recording loss provisions below net charge-offs. In the future, if the trends noted above continue, the level of charge-offs may be higher than loan loss provisions, thereby reducing the level of the accumulated provision for loan losses. See "KEY CREDIT STATISTICS" for further details.

        The adequacy of the accumulated provision for loan losses is approved on a quarterly basis by the Loan Loss Reserve Committee ("Reserve Committee") of the Bank's Board of Directors. The accumulated provision for loan losses reflects Management's best estimate of the reserves needed to provide for credit risks for loans on income producing properties as well as all other
perceived credit risks of the Bank.   However, actual results could differ from
this estimate and future additions to the reserves may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's accumulated provision for losses on loans. Such regulators have the authority to require the Bank to recognize additions to the reserves at the time of their examinations.

        In recent years, loans on income producing properties originated by the Company have been secured by collateral located in the Midwest. Prior to 1991, the Bank originated these loans on a nationwide basis. Before the end of 1999 approximately 40% of the portfolio originated before 1991 is scheduled to mature. The Bank intends to refinance a large portion of these loans that meet underwriting standards, and Management is actively working with borrowers whose loans are scheduled to mature in 1997 to refinance certain loans and obtain payoff of lower quality loans. Management is also pursuing strategies for 1998 maturities. In connection with these maturities, Management is prepared to make loans to facilitate the sale of REO and repurchase distressed loans that have been sold with recourse. Depending on the strategies deployed, the amount of the Bank's charge-offs, REO, impaired loans, and nonperforming assets could be affected. Management believes that, based on economic conditions known today, loan loss reserves of the Bank are adequate to absorb the inherent losses in the portfolio as it relates to current plans to refinance or liquidate the income producing real estate portfolio as it matures.

        In addition to its program to refinance existing maturing income producing property loans, the Bank's Board of Directors has provided for a limited expansion of income property lending outside of the Midwest. Under this program, the Bank has been authorized to originate new multifamily loans in strong markets where the Bank already has an income producing property servicing portfolio or to borrowers with whom it has a long-standing relationship. Originations under this program are not expected to exceed $100 million during 1997, and will help offset the repayment of maturing loans.

        During the first three months of 1997, the Bank purchased $223.6 million of whole loans, secured by 1-4 family residences located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures. Because of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. The Bank also purchased $7.6 million of loans secured by income producing real estate located in Wisconsin. The Bank applied its own loan origination underwriting standards to the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

        Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. While some softness persists in certain areas, Management is not aware of any unfavorable changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

        As of Mar. 31, 1997, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 33% compared to 34% at Dec. 31, 1996.

OTHER REAL ESTATE OWNED

        REO totaled $3.1 million at Mar. 31, 1997 compared to $2.9 million at the end of 1996. Of total REO at Mar. 31, 1997, $1.7 million was 1-4 family assets and $1.4 million was commercial real estate.

        The accumulated provision for real estate losses totaled $288,000 at Mar. 31, 1997 compared to $284,000 at Dec. 31, 1996. During the first three months of 1997, the Bank recorded net recoveries of $4,000. In comparison, $1.3 million of net charge-offs were recorded during the same period in 1996. There was no provision for REO losses during the first three months of 1997 compared to $993,000 in the first three months of 1996. See "RESULTS OF OPERATIONS -- COMPARISON OF THREE MONTHS ENDED MAR. 31, 1997 AND 1996" for further details on REO provision.

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

ASSET/LIABILITY REPRICING SCHEDULE (a)

                                                                     at Mar. 31, 1997
                                        --------------------------------------------------------------------------------
                                        Weighted                             More than 6
                                         Average           % of    6 months   months to                            Over
                                          Rate   Balance   Total    or less     1 year    1-3 years  3-5 years   5 years
------------------------------------------------------------------------------------------------------------------------

RATE SENSITIVE ASSETS:                                                 (Dollars in thousands)
Investments:(b)
  Adjustable rate                       5.42% $  117,440      3% $  117,440  $     -   $      -     $    -    $     -
  Fixed rate                            6.31     116,522      3      51,689      9,917      9,897      9,808     35,211
Mortgage-backed securities:(c)
  Adjustable rate                       7.08     842,514     20     346,998    262,426    233,090        -          -
  Fixed rate                            6.75     265,439      6      17,554     16,783     56,787     51,115    123,200
Mortgage loans:(c)
  Adjustable and renegotiable rate      7.48   2,468,502     57   1,335,837    346,626    652,107    133,932        -
  Fixed rate                            8.20     469,106     11      68,808     34,881    144,688    107,052    113,677
Consumer loans (c)                      7.41      17,275      *       2,645      1,630      5,233      3,889      3,878
Assets held for sale                    7.92      11,931      *      11,931        -          -          -          -
                                        --------------------------------------------------------------------------------
  Total rate sensitive assets           7.35% $4,308,729    100% $1,952,902  $ 672,263 $1,101,802   $305,796  $ 275,966
                                        ================================================================================

RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                     0.98% $  420,992     10% $  114,125  $  23,950 $   78,510   $ 56,723  $ 147,684
  Savings accounts                      2.44     686,686     17     226,538     43,466    136,505     91,786    188,391
  Money market deposit accounts         3.65     220,710      6     220,710        -          -          -          -
  Fixed-maturity certificates           5.71   2,066,834     52   1,215,782    442,151    278,220     70,583     60,098
                                        --------------------------------------------------------------------------------
                                        4.33   3,395,222     85   1,777,155    509,567    493,235    219,092    396,173
Borrowings:
  FHLB advances                         6.01     326,399      8     225,314     50,000     50,000        248        837
  Other borrowings                      6.20     271,639      7     173,233        -          -          -       98,406
  Mortgage-backed note                  8.82      16,400      *         -          -       16,400        -          -
                                        --------------------------------------------------------------------------------
                                        6.17     614,438     15     398,547     50,000     66,400        248     99,243
                                        --------------------------------------------------------------------------------
Total rate sensitive liabilities        4.61% $4,009,660    100% $2,175,702  $ 559,567 $  559,635   $219,340  $ 495,416
                                        ================================================================================

Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)   2.74% $  299,069         $ (222,800) $ 112,696 $  542,167   $ 86,456  $(219,450)
                                        ================================================================================

Cumulative GAP                                                   $ (222,800) $(110,104)$  432,063   $518,519  $ 299,069
Cumulative GAP to total assets without
  regard to hedging transactions                                      (4.97)%    (2.46)%     9.63%     11.56%      6.67%
Cumulative GAP to total assets with
  impact of hedging transactions                                      (3.25)%    (0.92)%     9.63%     11.56%      6.67%


*  Less than 1%.
(a) Mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 15% per year; adjustable rate mortgage loans on 1-4 family residences and loan securities were estimated to prepay at a rate of 22% per year; fixed rate loans and loan securities were estimated to prepay at a rate of 10% per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate.
Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year. Most of the regular savings accounts were estimated to be withdrawn at rates between 18% and 26% per year, although for some of the accounts, Management assumed an even faster rate.
Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 15% because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.
(b) Includes investment in FHLB stock.
(c) Excludes accrued interest and accumulated provisions for loan losses.

PART II. --  OTHER INFORMATION


ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11, Statement re: Computation of Per Share Earnings.

(b)  Exhibit 27, Financial Data Schedule.

(c) (i) The Company filed a current report on Form 8-K on January 15, 1997 announcing a six-month extension through July 1997 of the 1.125 million share repurchase program (or approximately 5% of its outstanding common stock) that was announced during the third quarter of 1996.

     (ii) The Company filed a current report on Form 8-K on March 17, 1997 related to the scheduled date and record date for the 1997 annual meeting of shareholders.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ST. PAUL BANCORP, INC.
                               --------------------------------
                                        (Registrant)


Date: May 14, 1997            By:    /s/ Joseph C. Scully
     --------------              ------------------------------
                                         Joseph C. Scully
                       Chairman of the Board and Chief Executive Officer
                                    (Duly Authorized Officer)




Date: May 14, 1997            By:    /s/ Robert N. Parke
     --------------              ------------------------------
                                         Robert N. Parke
                               Senior Vice President and Treasurer

                                  (Principal Financial Officer)