Form 10-Q
period 1997-06-30
ST PAUL BANCORP INC
filed 1997-08-14
CIK 810578

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997

                                     or

     ( )     Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                For the transition period from            to
                                              ------------  -------------

                       Commission File Number 0-15580

                           St. Paul Bancorp, Inc.
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                       36-3504665
---------------------------------                    ------------------------
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

       6700 W. North Avenue
        Chicago, Illinois                                     60707
----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)


                               (773) 622-5000
      ---------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO
                                  --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value -- 34,095,546 shares, as of Aug. 1, 1997
    ---------------------------------------------------------------------

                           ST. PAUL BANCORP, INC.
                              AND SUBSIDIARIES


                                  FORM 10-Q
                                    INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1997 and Dec. 31, 1996.............................. 3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1997 and 1996................................ 4

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1997 and 1996............................ 5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1997 and 1996............................ 6

          Notes to Consolidated Financial Statements......................... 7

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 9


PART II.  OTHER INFORMATION

 Item 4   Submission of Matters to a Vote of Security Holders................ 41

 Item 6   Exhibits and Reports on Form 8-K................................... 41

          Signature Page..................................................... 42

          Exhibits........................................................... 43

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                             June 30,             Dec. 31,
Dollars in thousands                                                          1997                  1996
-------------------------------------------------------------------------------------------------------------
ASSETS:
 Cash and cash equivalents
  Cash and amounts due from depository institutions                       $   79,561              $   98,137
  Federal funds sold and interest bearing bank balances                       84,640                  75,572
  Short-term cash equivalent securities                                       28,519                  16,499
                                                                         ------------------------------------
  Total cash and cash equivalents                                            192,720                 190,208
 Investment securities
  (Market: June 30, 1997-$73,078; Dec. 31, 1996-$49,103)                      73,078                  49,103
 Mortgage-backed securities
  (Market: June 30, 1997-$1,050,732; Dec. 31, 1996-$1,158,171)             1,053,752               1,162,982
 Loans receivable, (Net of accumulated provision for loan losses:
  June 30, 1997-$34,514;  Dec. 31, 1996-$35,965)                           3,110,041               2,782,116
 Loans held for sale, at lower of cost or market
  (Market: June 30, 1997-$10,287; Dec. 31, 1996-$12,021)                      10,287                  11,992
 Accrued interest receivable                                                  28,107                  25,745
 Foreclosed real estate
  (Net of accumulated provision for losses: June 30,1997-$350;
  Dec. 31, 1996-$284)                                                          1,887                   2,634
 Real estate held for development or investment                               18,056                  15,783
 Investment in Federal Home Loan Bank stock                                   38,188                  35,211
 Office properties and equipment                                              52,707                  47,286
 Prepaid expenses and other assets                                            32,571                  34,110
                                                                         ------------------------------------
Total Assets                                                              $4,611,394              $4,357,170
                                                                         ====================================

LIABILITIES:
 Deposits                                                                 $3,295,211              $3,337,055
 Short-term borrowings                                                       580,187                 366,854
 Long-term borrowings                                                        268,839                 194,390
 Advance payments by borrowers for taxes and insurance                        22,385                  21,561
 Other liabilities                                                            48,009                  49,200
                                                                         ------------------------------------
 Total Liabilities                                                         4,214,631               3,969,060

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock (par value $.01 per share:  authorized-10,000,000
  shares; none issued)                                                             -                       -
 Common stock (par value $.01 per share:  authorized-40,000,000 shares;
  Issued:  June 30,1997-35,444,517 shares;
  Dec. 31, 1996-38,392,810 shares;
  Outstanding:  June 30, 1997-33,988,070 shares;
  Dec. 31, 1996-34,163,988 shares)                                               354                     384
 Paid-in capital                                                             114,457                 148,265
 Retained income, substantially restricted                                   306,866                 288,065
 Unrealized gain on securities, net of taxes                                   1,795                   2,278
 Borrowings by employee stock ownership plan                                    (304)                   (396)
 Unearned employee stock ownership plan shares (368,157 shares)               (2,883)                 (2,883)
 Treasury stock (1,456,447 at June 30, 1997;
   4,228,822 shares at Dec. 31, 1996)                                        (23,522)                (47,603)
                                                                         ------------------------------------
 Total stockholders' equity                                                  396,763                 388,110
                                                                         ------------------------------------
Total liabilities and stockholders' equity                                $4,611,394              $4,357,170
                                                                        =====================================

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three months ended         Six months ended
                                                                June 30,                  June 30,
                                                  ------------------------------------------------------
Dollars in thousands except per share amounts               1997        1996          1997        1996
--------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans receivable                                         $56,668     $57,788      $110,221     $110,646
 Mortgage-backed securities                                18,949      13,728        38,561       28,709
 Investment securities                                      1,056       1,125         2,057        2,266
 Federal funds and interest-bearing bank balances           1,070         518         2,723        1,498
 Other investment income                                      981         893         2,004        2,190
                                                          ---------------------    ---------------------
   Total interest income                                   78,724      74,052       155,566      145,309

INTEREST EXPENSE:
 Deposits                                                  35,696      34,309        71,513       68,996
 Short-term borrowings                                      5,039       3,853         9,246        6,076
 Long-term borrowings                                       4,595       4,121         9,142        8,788
                                                          ---------------------    ---------------------
   Total interest expense                                  45,330      42,283        89,901       83,860
                                                          ---------------------    ---------------------
   Net interest income                                     33,394      31,769        65,665       61,449
 Provision for loan losses                                    ---         500           ---        1,000
                                                          ---------------------    ---------------------
   Net interest income after provision for loan losses     33,394      31,269        65,665       60,449

OTHER INCOME:
 Loan servicing fees                                          391         318           845          803
 Other fee income                                           4,027       3,982         7,883        7,586
 ATM operations                                             3,279       1,481         6,557        2,779
 Net gain on loan sales                                        65         116           182          436
 Net gain on securities sales                                 ---         ---           ---          855
 Discount brokerage commissions                             1,629       1,333         3,146        2,659
 Income from real estate development                          681         521         1,167        1,199
 Insurance and annuity commissions                            921         767         1,697        1,426
                                                          ---------------------    ---------------------
   Total other income                                      10,993       8,518        21,477       17,743

GENERAL AND ADMINISTRATIVE EXPENSE:
 Salaries and employee benefits                            14,226      12,809        28,105       25,643
 Occupancy, equipment and other office expense              7,451       6,323        14,170       12,321
 Advertising                                                1,413       1,292         2,841        2,462
 Federal deposit insurance                                    697       2,004         1,382        3,972
 Other                                                      1,781       1,852         3,239        3,334
                                                          ---------------------    ---------------------
   General and administrative expense                      25,568      24,280        49,737       47,732
Loss on foreclosed real estate                                 39          20            83        1,156
                                                          ---------------------    ---------------------
   Income before income taxes and extraordinary item       18,780      15,487        37,322       29,304
Income taxes                                                6,383       5,298        12,688       10,361
                                                          ---------------------    ---------------------
   Income before extraordinary item                        12,397      10,189        24,634       18,943
Extraordinary item:
 Loss on early extinguishment of debt, net of tax             ---         ---           403          ---
                                                          ---------------------    ---------------------
   NET INCOME AFTER EXTRAORDINARY ITEM                    $12,397     $10,189      $ 24,231     $ 18,943
                                                          =====================    =====================
EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:
   Primary                                                $  0.36     $  0.29          0.71     $   0.53
   Fully diluted                                             0.36        0.29          0.70         0.53
                                                          =====================    =====================
EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM:
   Primary                                                $  0.36     $  0.29      $   0.69     $   0.53
   Fully diluted                                             0.36        0.29          0.69         0.53
                                                          =====================    =====================

DIVIDENDS PER SHARE                                       $ 0.080     $ 0.053      $  0.160     $  0.107
                                                          =====================    =====================


See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                    Unrealized     Borrowings    Unearned
                                                                    Gain/(Loss)   by Employee    Employee
                          Common Stock                                  on           Stock        Stock                       Total
                       ------------------    Paid-In    Retained    Securities,    Ownership     Ownership    Treasury Stockholders'
                       Shares      Amount     Capital    Income     Net of Tax       Plan       Plan Shares    Stock       Equity
                       -------------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1995         35,155,752   $375       $140,991   $269,791   $(895)         $(485)     $(2,883)         $(22,697)   $384,197

Stock option
 exercises               306,725      3          2,407          -       -              -            -                 -       2,410
Net Income                     -      -              -     18,943       -              -            -                 -      18,943
Cash dividends paid
 to stockholders
 ($0.107 per share)            -      -              -     (3,693)      -              -            -                 -      (3,693)
Change in unrealized
 loss on securities,
 net of tax                    -      -              -          -  (3,894)             -            -                 -      (3,894)
Treasury stock
 purchases            (1,734,375)     -              -          -       -              -            -           (22,421)    (22,421)
                      --------------------------------------------------------------------------------------------------------------

Balance at
June 30, 1996         33,728,102   $378       $143,398   $285,041 $(4,789)         $(485)     $(2,883)         $(45,118)   $375,542
                      ==============================================================================================================
Balance at
Dec. 31, 1996         34,163,988   $384       $148,265   $288,065  $2,278          $(396)     $(2,883)         $(47,603)   $388,110

Retirement of
 Treasury stock                -    (38)       (41,177)         -       -              -            -            41,215           -
Retirement of
 fractional shares        (1,230)     -            (19)         -       -              -            -                 -         (19)
Stock option
 exercises               802,937      8          7,388          -       -              -            -                 -       7,396
Net Income                     -      -              -     24,231       -              -            -                 -      24,231
Cash dividends paid
 to stockholders
 ($0.16 per share)             -      -              -     (5,430)      -              -            -                 -      (5,430)
Change in unrealized
 gain on securities,
 net of tax                    -      -              -          -    (483)             -            -                 -        (483)
Repayment of
 ESOP principal                -      -              -          -       -             92            -                 -          92
Treasury stock
 purchases              (977,625)     -              -          -       -              -            -           (17,134)    (17,134)
                      --------------------------------------------------------------------------------------------------------------

Balance at
June 30, 1997         33,988,070   $354       $114,457   $306,866  $1,795          $(304)     $(2,883)         $(23,522)   $396,763
                      ==============================================================================================================


See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Six months ended June 30,
Dollars in thousands                                                                     1997          1996
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $   24,231        $18,943
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                                 -          1,000
   Provision for losses on foreclosed real estate                                            -            943
   Provision for depreciation                                                            3,834          3,399
   Assets originated and acquired for sale                                             (15,508)       (25,889)
   Sale of assets held for sale                                                         16,189         27,573
   Increase in accrued interest receivable                                              (2,362)        (1,575)
   (Increase) decrease in prepaid expenses and other assets                              1,539         (1,953)
   Increase (decrease) in other liabilities                                             (1,191)           118
   Net amortization of yield adjustments                                                (2,178)         7,252
   Other items, net                                                                     (2,743)       (18,616)
-------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                              21,811         11,195
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments on loans receivable                                               425,030        302,142
Loans originated and purchased for investment                                         (749,919)      (678,023)
Loans receivable sold                                                                    3,579         12,320
Principal repayments on available for sale mortgage-backed securities                   58,121         38,483
Principal repayments on held to maturity mortgage-backed securities                     49,854         94,013
Purchase of held to maturity mortgage-backed securities                                      -        (38,041)
Sale of available for sale mortgage-backed securities                                        -         27,542
Maturities of available for sale investment securities                                  16,200         20,250
Purchase of available for sale investment securities                                   (40,157)       (10,190)
Additions to real estate                                                                (6,206)       (11,195)
Real estate sold                                                                         5,248         31,308
(Purchase) sale of Federal Home Loan Bank stock                                         (2,977)         1,093
Purchase of office properties and equipment                                             (9,255)        (6,192)
-------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                (250,482)      (216,490)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of certificates of deposit                                      193,310        169,337
Payments for maturing certificates of deposit                                         (268,375)      (177,756)
Net increase in other deposit products                                                  33,221         35,978
New long-term borrowings                                                               148,538         50,000
Repayment of long-term borrowings                                                      (75,852)             -
Increase in short-term borrowings, net                                                 214,685        149,715
Dividends paid to stockholders                                                          (5,430)        (3,693)
Net proceeds from exercise of stock options                                              7,396          2,410
Purchase of treasury stock                                                             (17,134)       (22,421)
Decrease in advance payments by borrowers
  for taxes and insurance                                                                  824          2,028
-------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                             231,183        205,598
-------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,512            303
Cash and cash equivalents at beginning of period                                       190,208        186,621
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 192,720       $186,924
=============================================================================================================

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

 Interest credited on deposits                                                       $  69,593       $ 58,307
 Interest paid on deposits                                                               6,411          5,457
                                                                                     --------------------------
 Total interest paid on deposits                                                        76,004         63,764

 Interest paid on borrowings                                                            14,378         13,983
 Income taxes paid, net                                                                  6,804         10,052
 Real estate acquired through foreclosure                                                  751         17,055
 Loans originated in connection with real estate
 acquired through foreclosure                                                                -         17,066

                                       6

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results expected for the entire fiscal year.

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

3. At June 30, 1997, the Company had the following outstanding commitments to originate loans (dollars in thousands):


                1-4 Family Adjustable-Rate               $ 9,212
                1-4 Family Fixed-Rate                      3,163
                1-4 Family Adjustable-Rate Construction      160
                Multifamily Adjustable-Rate               19,392
                Commercial Adjustable-Rate Construction    3,522
                Consumer Loans                             7,351
                Unused Lines of Credit                    95,802


The Company anticipates funding these commitments with cash flow from operations and incremental borrowings as necessary.

The Bank held commitments, at June 30, 1997, to sell $1.7 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

At June 30, 1997, the Company has outstanding $7.9 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. During the first quarter of 1997, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for the sale, securitization, and servicing of receivables and other financial assets and the extinguishment of liabilities. The adoption of this Statement did not affect operations in a material way. The implementation of some of the provisions of this Statement has been delayed until 1998 as required by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.

5.  In February 1997, the Financial Accounting Standards Board ("FASB")issued
SFAS

No. 128, Earnings per Share, which is required to be adopted on December
31, 1997. Earlier adoption of this Statement is not allowed. Upon adoption, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company will report basic and diluted earnings per share, in the place of the currently reported primary and fully diluted earnings per share. Under this Statement, the computation of basic earnings per share will exclude the dilutive effect of common stock equivalents. Currently, the Company's only common stock equivalents are stock options issued to employees and directors. Diluted earnings per share will reflect the potential dilutive effect of common stock options, computed using the treasury stock method and the average market price of the Company's common stock over the period. The following table presents earnings per share after extraordinary item computed under SFAS No. 128:


                          2nd Qtr   2nd Qtr        YTD     YTD
                             1997      1996       1997    1996
                          -------   -------       ----    ----
     Basic                  $0.37     $0.30      $0.72   $0.55
     Diluted                $0.36     $0.29      $0.69   $0.53

The impact of this Statement on future earnings per share is largely dependent on future share prices and the amount of stock options outstanding.

6. In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This Statement consolidates existing guidance on disclosures about the Company's capital structure into one Statement. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Because the Company already makes the disclosures required by this Statement, the adoption will have no impact.

7. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements. Because this Statement does not address recognition or measurement of comprehensive income and its components, the adoption of this Statement will not have a material effect on the financial statements. SFAS No. 130 will become effective in 1998, however, earlier adoption is allowed.

8. Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

9. All share and per share amounts have been restated for a three-for-two stock split distributed on July 14, 1997 to stockholders of record on June 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
     St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At June 30, 1997, the Company reported total assets of $4.6 billion. The Bank operates 52 branches in the Chicago metropolitan area, comprised of 35 free-standing offices and 17 banking offices located in Omni(R) and Cub(R) supermarkets. During the second half of 1997, the Bank will open one additional branch in a store-front location within the City of Chicago, and is considering locations for up to two additional Chicago store-front branches. These store-front locations have lower initial cost requirements than the Bank's free-standing locations. The Bank also operates one of the largest networks of ATMs in the metropolitan Chicago area with 454 ATMs. The Bank also services approximately 181,000 checking accounts and nearly 29,000 loans as of June 30, 1997.

     Both the Company and the Bank continued to operate other wholly owned financial services companies, including St. Paul Financial Development Corporation ("SPFD"), Annuity Network, Inc., SPF Insurance Agency, Inc., and Investment Network, Inc. As of June 30, 1997, customers maintained $597 million of investments through Investment Network, Inc. and $329 million of annuity contracts through Annuity Network, Inc. SPFD is primarily a residential land development company focused in the greater Chicagoland area and, from time to time, participates in commercial real estate development projects. At June 30, 1997, SPFD had $26.2 million in real estate equity and financing investments.

     In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank's 1-4 family residential mortgage products are originated through its retail banking offices and telephone banking facility, as well as a correspondent loan program in the Chicago metropolitan area and other Midwestern states (including Wisconsin, Indiana, Michigan and Ohio). The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile and credit card loans through the retail banking offices. The Bank has also entered into agreements to sell lesser quality home equity and automobile loans to third parties rather than retaining them for its portfolio. During the first six months of 1997, the Bank originated $85.1 million of 1-4 family loans, $36.9 million of home equity/line of credit loans, and $5.8 million of other consumer loans.

     The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and to a much lesser extent, commercial real estate. In recent years, the Bank made these income property loans in several Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank's Board of Directors provided for a limited expansion of the Bank's nationwide income property lending program. The Board has authorized the origination of new loans in those markets where Management believes the economies are strong and where the Bank currently has an income property servicing portfolio or to borrowers with whom the Bank has a long standing relationship. See "CREDIT RISK MANAGEMENT" for further details. During the first six months, the Bank originated $106.5 million of income property loans.

     To supplement its loan origination efforts, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During the first half of 1997, the Bank purchased $506.6 million of 1-4 family adjustable rate loans located nationally. The Bank had planned at least $400 million of such acquisitions in 1997. The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid investment securities. The Bank classified investment securities as either available for sale ("AFS") or held to maturity ("HTM") under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

     As a consumer-oriented retail financial institution, the Bank gathers deposits from the neighborhoods and surrounding suburbs of the metropolitan Chicago area, which have favorable savings patterns and high levels of home ownership. The Bank offers a variety of deposit products including checking, savings, money market accounts, and certificates of deposit ("CDs"). The Bank also borrows to help fund operations and interest-earning asset growth.

     Earnings of the Bank are susceptible to interest rate risk to the extent that the Bank's deposits and borrowings reprice on a different basis and in different periods than its securities and loans. Prepayment options embedded in loans and MBS and varying demand for loan products, due to changes in interest rates, create additional operating risk for the Bank in matching the repricing of its assets and liabilities. The Bank tries to structure its balance sheet to reduce exposure to interest rate risk and to maximize its return on equity, commensurate with risk levels which do not jeopardize the financial safety and soundness of the institution.

     Changes in real estate market values also affect the Bank's earnings. As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. See "CREDIT RISK MANAGEMENT" for further details.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.6 billion at June 30, 1997, a $254.2 million or 5.8% increase from total assets reported at Dec. 31, 1996. Higher loans receivable and investment securities generally produced the increase in total assets. These increases were partly offset by lower MBS balances.

     Cash and cash equivalents totaled $192.7 million at June 30, 1997, $2.5 million higher than Dec. 31, 1996. See "CASH FLOW ACTIVITY" for further details.

     Investment securities, comprised of U.S. Treasury and agency debt securities and other equity securities, totaled $73.1 million at June 30, 1997, as compared to $49.1 million at Dec. 31, 1996. Additional purchases of debt and equity securities produced the increase. At both June 30, 1997 and Dec. 31, 1996, all of the Company's investment securities were classified as AFS. The Company recorded an unrealized loss of $82,000 on AFS investment securities at June 30, 1997, compared to an unrealized loss of $137,000 at Dec. 31, 1996.

     MBS totaled $1.05 billion at June 30, 1997, $109.2 million or 9.4% less than the $1.16 billion of MBS at Dec. 31, 1996. Principal repayments produced the lower balance. The weighted average yield on the MBS portfolio was 7.06% at June 30, 1997, or 14 basis points higher than the weighted average yield at Dec. 31, 1996. Lower scheduled amortization of net premiums produced the increase in the weighted average rate since Dec. 31, 1996. The Bank's MBS portfolio at June 30, 1997, included $361.6 million of loans originated and serviced by the Bank.

     Approximately 53% of the MBS portfolio is classified as AFS, and at June 30, 1997, the Company reported an unrealized gain on its AFS MBS of $3.0 million compared to an unrealized gain of $3.8 million at Dec. 31, 1996. The decrease in the unrealized gain was partly due to higher interest rates since Dec. 31, 1996 and principal repayments in the MBS portfolio. At June 30, 1997, 75% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates), compared to 77% of the portfolio at Dec. 31, 1996.

     Net loans receivable totaled $3.1 billion at June 30, 1997, $327.9 million or 11.8% higher than the $2.8 billion of loans receivable at Dec. 31, 1996.
The purchase of $514.2 million of loans and the origination of another $235.7 million of loans, partly offset by $425.0 million of principal repayments, primarily produced the increase in loans receivable during the first six months of 1997. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average rate on loans receivable decreased to 7.49% at June 30, 1997 from 7.66% at Dec. 31, 1996. The repayment of higher yielding loans and the purchase and origination of loans at rates lower than the portfolio average produced a decline in the weighted average rate. At June 30, 1997, 85% of the mortgage loan portfolio had adjustable rate characteristics compared to 82% at Dec. 31, 1996.

     Office properties and equipment increased $5.4 million, or 11.5% to $52.7 million at June 30, 1997, from $47.3 million at Dec. 31, 1996. The purchase of a $5.4 million, 70,000 square foot office facility, located in a Northwest suburb of Chicago, to replace a leased property used as an operations center, produced the increase. See "RESULTS OF OPERATIONS" for further details.

     Deposits totaled $3.3 billion at June 30, 1997, $41.8 million or 1.3% lower than deposit balances at Dec. 31, 1996. Most of the decrease in deposit balances since year-end 1996 occurred in the second quarter as a large portion of the certificates of deposit ("CDs") portfolio matured. The weighted average cost of deposits decreased to 4.26% at June 30, 1997 from 4.31% at Dec. 31, 1996. The decrease was primarily related to a decrease in total CD balances since Dec. 31, 1996, which are the Bank's highest costing deposit products.

     Total borrowings, which include FHLB advances, totaled $849.0 million at June 30, 1997, $287.8 million or 51.3% higher than the $561.2 million of borrowings at Dec. 31, 1996. The increase was largely due to the use of borrowings by the Bank to fund whole loan purchases. In addition, during the First Quarter of 1997, the Company issued $100 million of unsecured 7.125% senior notes due in 2004. A portion of the proceeds was used in March 1997 to redeem, at par, the Company's $34.5 million of 8.25% subordinated notes due in 2000. See "RESULTS OF OPERATIONS" for further details on the extraordinary loss on the early extinguishment of this debt.

     The combined weighted average cost of borrowings declined to 6.15% at June 30, 1997 from 6.22% at Dec. 31, 1996, due primarily to the increased use of the lower-costing short-term borrowings, and the repayment of the subordinated notes. See "CASH FLOW ACTIVITY" for further discussion.

     Stockholders' equity of the Company was $396.8 million at June 30, 1997 or $11.67 per share. In comparison, stockholders' equity at Dec. 31, 1996 was $388.1 million or $11.36 per share. The $8.7 million increase in stockholders' equity during the six months ended June 30, 1997 resulted from $24.2 million of net income and $7.4 million of capital provided by the exercise of stock options granted to employees and directors. These increases were partly offset by the repurchase of $17.1 million of the Company's common stock and dividends paid to shareholders of $5.4 million. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

     During the second quarter of 1997, the Company declared a three-for-two stock split, distributed on July 14, 1997 to stockholders of record as of June 30, 1997. The purpose of the stock split was to enhance liquidity of the Company's common stock and to make the Company's stock more affordable for retail investors. Prior to the distribution of the three-for-two stock split, the Company retired 3.75 million shares (split adjusted) of treasury stock. In addition, the Board of Directors raised the quarterly dividend rate by 25% over the previous quarterly dividend rate, on a split adjusted basis. The new quarterly dividend rate of $0.10 per share began with the dividend paid in the Third Quarter of 1997.

     During the first six months of 1997, the Company continued with its stock repurchase program by acquiring 977,625 shares of Company common stock, at a weighted average price of $17.53. As of June 30, 1997, under the current program, the Company has purchased 1,146,375 shares (at a weighted average price of $17.12) of the 1,687,500 share goal. This program was extended for another six months and will run through December 1997. Under all purchase programs, the Company spent $64.7 million to reacquire 5.2 million shares at a weighted average price of $12.43 per share. After the retirement of 3.75 million treasury shares (split adjusted) during the second quarter, at June 30, 1997, the Company had 1.5 million treasury shares remaining. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

     See "CREDIT RISK MANAGEMENT" for discussion of foreclosed real estate balances.

CAPITAL

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additionally discretionary) actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements (and the Company's). Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of June 30, 1997, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 1997, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios (1) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the following table:

__________________________
     (1) In addition to the Tier I leverage ratio, the Bank must maintain a ratio of tangible capital to regulatory assets of 1.50%. As of June 30, 1997, the Bank's tangible capital ratio of 8.49% exceeded the minimum required ratio.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                  For Capital                Prompt Corrective
                                       Actual                 Adequacy  Purposes:            Action Provisions:
                              -----------------------        ---------------------    ----------------------------
Dollars in thousands          Amount         Ratio           Amount        Ratio         Amount            Ratio
As of June 30, 1997           -----------------------        ---------------------    ----------------------------
Total Capital
  (to Risk Weighted Assets)   $ 412,743      16.89%          >=$ 195,552   >=8.00%       >=$  244,440      >=10.00%
Tier I Capital
  (to Risk Weighted Assets)   $ 382,167      15.62%          >=$  97,844   >=4.00%       >=$  146,765      >= 6.00%
Tier I Capital (core)
  (to Regulatory Assets)      $ 382,167       8.44%          >=$ 181,143   >=4.00%       >=$  226,429      >= 5.00%

As of Dec. 31, 1996

Total Capital
  (to Risk Weighted Assets)   $ 409,266      17.27%          >=$ 189,562   >=8.00%       >=$  236,953      >=10.00%
Tier I Capital
  (to Risk Weighted Assets)   $ 379,645      16.02%          >=$  94,787   >=4.00%       >=$  142,181      >= 6.00%
Tier I Capital (core)
  (to Regulatory Assets)      $ 379,645       8.80%          >=$ 172,647   >=4.00%       >=$  215,809      >= 5.00%

     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at June 30, 1997:

                                                                June 30,
Dollars in thousands                                              1997
-------------------------------------------------------------------------
Stockholders' equity of the Company                             $396,763
Less: capitalization of the Company
      and non-Bank subsidiaries                                   (7,123)
-------------------------------------------------------------------------
Stockholder's equity of the Bank                                 389,640
Less: unrealized gain on
      available for sale securities                               (1,725)
Less: investments in non-includable
      subsidiaries                                                (1,579)
Less: intangible assets                                           (4,169)
-------------------------------------------------------------------------
Tangible and core capital                                        382,167
Plus: allowable GVAs                                              30,576
-------------------------------------------------------------------------
Risk-based capital                                              $412,743
=========================================================================

     In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, which has not yet been implemented, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At June 30, 1997, the Bank had $217.2 million of excess risk-based capital available to meet any additional capital requirement.

     The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5% to conform to the prompt corrective action requirement and allow the Bank to be deemed at least "adequately capitalized". Even at a 4% core capital ratio requirement as of June 30, 1997, the Bank would have excess core capital of $201.0 million. The Bank presently intends to maintain a ratio of core capital to total assets of at least 7%.

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

CASH FLOW ACTIVITY

Sources of Funds The major sources of funds during the first six months of 1997 included $533.0 million of principal repayments on loans receivable and MBS, a $287.4 million net increase in borrowings, $193.3 million from the issuance of CDs, and $16.2 million from maturing AFS investment securities.

     During the first six months of 1997, repayments of loans receivable and MBS totaled $533.0 million, compared to $434.6 million during the first six months of 1996. Most of the increase resulted from higher repayments on income property loans. Repayments on income property loans were $209.7 million in the first six months of 1997, compared to $68.7 million for the first six months of 1996. An increase in the number of loans maturing produced the higher level of repayments. A significant portion of the Bank's income lending portfolio is scheduled to mature over the next three and one-half years, which may impact the level of future loan repayments. See "CREDIT RISK MANAGEMENT" for further details.

     During the first half of 1997, net borrowings increased by $287.4 million, as compared to a $199.7 million net increase during the first six months of 1996. The Bank continued to rely on borrowings to fund whole loan purchases during the first six months of 1997. In addition, during the first quarter, the Company issued $100 million of 7.125% senior notes. A portion of the proceeds was used to repay the $34.5 million of 8.25% subordinated notes. See "STATEMENT OF FINANCIAL CONDITION" for further details.

     The issuance of CDs during the first six months of 1997 totaled $193.3 million, compared to $169.3 million during the same period in 1996. The Bank continued to rely on CDs as a source of funds in 1997, although the Bank did not retain a portion of the higher rate CDs that matured in the second quarter of 1997. Checking, savings and money market account balances increased $33.2 million during the first six months of 1997, compared to $36.0 million during the first six months of 1996.

     The maturity of $16.2 million of investment securities also provided additional liquidity during 1997. In comparison, during the same six month period in 1996, $20.3 million of funds were provided by the maturity of investment securities.

Uses of Funds. The major uses of funds during the six months ended June 30, 1997 included $749.9 million of loans originated and purchased for investment, $268.4 million of payments for maturing CDs, $40.2 million for the purchase of AFS investment securities, and $17.1 million for the purchase of treasury stock.

     Loans originated and purchased for investment totaled $749.9 million during the first six months of 1997, compared to $678.0 million during the same period of 1996. In the continued effort to expand interest earning asset levels, during the first six months of 1997, the Bank purchased $514.2 million of mortgage loans, primarily 1-4 family adjustable rate whole loans. Loans originated for investment during the first half of 1997 from retail operations and correspondent operations were $198.6 million and $35.6 million, respectively. In comparison, loans originated for investment from retail and correspondent operations in the first six months of 1996 were $149.2 million and $106.8 million, respectively.(2)

     Payments for maturing CDs increased from $177.8 million during the six months ended June 30, 1996 to $268.4 million during the first six months of 1997. The scheduled maturity of some of the Bank's higher rate CD products resulted in the increase in payments for maturing CDs. Most of the run-off in the CD balances occurred in the second quarter, when balances from 1996 promotions matured.

     In addition, during the first half of 1997, $40.2 million of funds were used to purchase AFS investment securities. In comparison, during the same period in 1996, $10.2 million of funds were used to purchase AFS investment securities.

     During the first half of 1997, the Company used $17.1 million of funds to acquire 977,625 shares of its own common stock. See "HOLDING COMPANY LIQUIDITY" following for further details. In comparison, the Company used $22.4 million to acquire 1,734,375 of its own common stock during the first six months of 1996.

Holding Company Liquidity. At June 30, 1997, St. Paul Bancorp, the "holding company", had $28.7 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of

___________________________
     (2) In an effort to increase 1-4 family loan originations during the second half of 1997, the Bank began a summer loan program, by offering a fixed rate loan product at an attractive rate. In order to reduce the interest rate risk exposure on the fixed product, the Bank entered into a interest rate
exchange agreement in the third quarter.   Under this agreement, which has a
$25 million notional amount, the Bank receives a variable interest rate in exchange for a fixed payment.

less than 90 days. In addition, the Company has $20.2 million of investment securities classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At June 30, 1997, no funds have been borrowed under this agreement.

     Sources of liquidity for St. Paul Bancorp during the first six months of 1997 included $98.6 million from the issuance of senior debt, $23.5 million of dividends from the Bank and $1.3 million of dividends from SPFD and Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first six months of 1997 included advances to the Bank of $31.7 million(3), the repayment of $34.5 million of subordinated debt, the $20.2 million purchase of investment securities, the acquisition of $17.1 million of Company common stock under the stock repurchase program, $8.3 million of advances to St. Paul Financial Development, and $5.5 million of dividends paid to stockholders. See "STATEMENT OF FINANCIAL CONDITION" for further discussion.

     Under the current stock repurchase program, which was announced during 1996, the Company has acquired 1,146,375 of the stated 1,687,500 share goal at a weighted average price of $17.12. The program has been extended for an additional six months and will run through December 1997. In addition, the Board of Directors has increased the quarterly dividend rate by 25% to $0.10 per share, after considering the three-for-two stock split, beginning with the dividend paid in the third quarter of 1997.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. The Bank's regulators have recently issued a proposal to reduce the current liquidity requirement. At June 30, 1997, the Bank had $211.3 million invested in liquid assets, which exceeded the current requirement by $27.1 million. Up to certain limits, the Bank can use FHLB advances, securities

________________________

     (3) During the first half of 1997, the Company used its excess liquidity to advance funds to the Bank for use in the Bank's operation. The advance is due upon demand and earns a rate of interest comparable to what the Company could earn on its investment portfolio.

sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

     The following tables present the components of the changes in net interest income by volume and rate(4) for the three and six months ended June 30, 1997 and 1996:

                                     Three months ended June 30, 1997 and 1996     Six months ended June 30, 1997 and 1996
                                            INCREASE/(DECREASE) DUE TO                   INCREASE/(DECREASE) DUE TO
                                     -----------------------------------------     ---------------------------------------
                                                                    TOTAL                                         TOTAL
Dollars in thousands                       VOLUME       RATE       CHANGE              VOLUME       RATE         CHANGE
------------------------------------------------------------------------------     ---------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                           $ (428)      $ (692)    $(1,120)         $1,149         $(1,574)      $  (425)
Mortgage-backed securities                  3,333        1,888       5,221           6,225           3,627         9,852
Investment securities                        (201)         132         (69)           (498)            289          (209)
Federal funds and interest-bearing
  bank balances                               520           32         552           1,226              (1)        1,225
Other short-term investments                   (2)          90          88            (369)            183          (186)
                                           ------       ------     -------          ------         -------       -------
  Total interest income                     3,222        1,450       4,672           7,733           2,524        10,257


CHANGE IN INTEREST EXPENSE:

Deposits                                      805         582        1,387           2,100             417         2,517
Short-term borrowings                       1,035         151        1,186           3,057             113         3,170
Long-term borrowings                          636        (162)         474             577            (223)          354
                                           ------       ------     -------          ------         -------       -------
  Total interest expense                    2,476         571        3,047           5,734             307         6,041
                                           ------       ------     -------          ------         -------       -------
NET CHANGE IN NET INTEREST INCOME
  BEFORE PROVISION FOR LOAN LOSSES         $  746       $ 879      $ 1,625          $1,999         $ 2,217       $ 4,216
                                           ======       =====      =======          ======         =======       =======




____________________
     (4) This analysis allocates the change in interest income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.

RESULTS OF OPERATIONS

General.   Net income for the second quarter of 1997 was $12.4 million or 21.7%
higher than during the same quarter in 1996. Earnings per share of $0.36 for the second quarter represented a 24.1% increase over the $0.29 reported during the same quarter a year ago. Net income for the six month period ending June 30, 1997 rose 27.9% to $24.2 million compared to $18.9 million during the same six month period in 1996, while earnings per share rose 30.2% to $0.69.(5) For both the quarter and year-to-date periods, the higher level of net income resulted from higher net interest income and other operating income, as well as a lower provision for loan losses. Operating results during the first six months of 1997 also included a $403,000 extraordinary loss, net of tax, on the early extinguishment of the Company's $34.5 million of subordinated notes.

Net Interest Income. Net interest income totaled $33.4 million during the second quarter of 1997, $1.6 million or 5.1% higher than during the same period a year ago. For the six month period ending June 30, 1997, net interest income was $65.7 million, $4.2 million or 6.9% higher than during the same period in 1996. In both the three and six month periods, net interest income benefited from expanded interest earning asset levels. Management continues to focus its attention on increasing interest earning assets, primarily through the purchase of adjustable rate 1-4 family whole loans. Period-end interest earnings assets increased $308 million to $4.4 billion at June 30, 1997 from June 30, 1996. This growth in interest earning assets was funded with both additional borrowings and higher deposit balances. While deposit balances have increase from June 30, 1996, deposit balances have decreased since the beginning of 1997.

     The net interest margin ("NIM") of 3.13% during the second quarter of 1997 was relatively level with the NIM during the same quarter in 1996. The NIM for the first six months of 1997 was 3.09%, or 3 basis points higher than during the same period in 1996. In both periods, the NIM benefited from expanded interest earning asset levels and an increase in the overall asset yield. The higher asset yields

________________________
     (5) The earnings per share comparisons benefited from 1.9 million of Company shares repurchased during 1996 and 977,625 shares repurchased during the first six months of 1997.

were mainly associated with an increase in the MBS portfolio yield as amortization of net premiums decreased. However, higher deposit costs, mainly due to higher average CD balances and rates, and a heavier reliance on borrowings, the highest costing interest-bearing liability, offset these
increases in the NIM.     A slower increase in deposit costs in the six month
period compared to the three month period allowed the NIM for the first six months to increase by 3 basis points while the NIM for the second quarter remained flat.

Interest Income. Interest income on loans receivable decreased $1.1 million to $56.7 million during the second quarter of 1997. A 10 basis point decline in the effective loan yield and a $22.3 million reduction in average balances produced the lower income. For the six month period ended June 30, 1997, income from loans receivable was $110.2 million, down $425,000 from the same period in 1996. An 11 basis point decline in the effective loan yield was partly offset by a $30.0 million increase in average balances. For both the three and six month comparisons, the lower effective loan yield was produced by the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average. In addition, the securitization of $381 million of loans into MBS at end of December 1996 also contributed to the decline in rate as higher yielding loan balances were transferred into MBS. While average loan balances have benefited from the acquisition of whole loans between periods, including $711.3 million of acquisitions since June 30, 1996, the securitization of loans into MBS and loan repayments offset these purchases. The timing of the purchases caused average loan balances to decrease $22.3 million during the second quarter, but increase by $30.0 million during the year-to-date period.

     MBS interest income rose $5.2 million or 38.0% to $18.9 million during the second quarter of 1997, while year-to-date MBS income increased $9.9 million or 34.3% over the same period in 1996. Higher average balances and an increase in the effective MBS yield generated the increase in interest income. Average MBS balances increased by $199.6 million and $186.9 million during the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase primarily resulted from the $381 million loan securitization at the end of 1996. Principal repayments partly offset this increase. The effective MBS yield rose by 78 basis points during the second quarter of 1997 and 73 basis points in the year-to-date period. The higher yields were associated with lower amortization of net premiums and the addition of the new securities that had a weighted average rate higher than the rate on the entire MBS portfolio.

     Interest income from investments rose by $571,000 during the second quarter and $830,000 during the six months ended June 30, 1997 when compared to the same period in 1996. Both higher average balances and effective yields produced the increase in investment income. In both the three and six month periods, most of the increase in income was associated with higher fed fund and interest-bearing bank balances, as the Company increased liquidity. Modest increases in the effective yield earned on investments also contributed to the increase in income. Higher yields earned on new investment securities and the maturities of lower rate securities, produced the increase in yield.

Interest Expense. Deposit interest expense rose $1.4 million to $35.7 million during the second quarter of 1997 compared to the same period a year ago. In addition, deposit expense during the first half of 1997 rose $2.5 million to $71.5 million as compared to the same period in 1996. Most of the increase in expense was associated with higher average deposit balances, which increased during the latter half of 1996 and the first quarter of 1997, but declined somewhat during the second quarter. Average deposit balances rose by $75.9 million and $98.7 million in the three and six month periods ended June 30, 1997, respectively. Heavier reliance on CDs as a source of funds primarily produced the increase in expense. Most of the increase in CD balances occurred during the second half of 1996 and the first quarter of 1997. Higher money market and checking account balances accounted for the remainder of the increase in average balances. The greater reliance on CDs, the highest costing deposit product, also contributed to an increase in the effective cost of deposits. The effective cost of deposits increased 7 basis points during the second quarter of 1997 and 2 basis points during the first six months of 1997.

     Borrowing interest expense increased by $1.7 million during the current quarter and $3.5 million for the first six months of the year. Higher average balances produced the increase. Average balances rose by $108.9 million during the current quarter and $123.4 million during the year-to-date period. Management relied on borrowings, particularly short-term borrowings, to fund a significant portion of the whole loan acquisitions. The increase in short-term borrowings, which are generally lower costing than the long-term borrowings, also produced a decline in the effective cost of borrowings. The effective cost declined 2 basis points during the second quarter of 1997 compared to the year ago quarter, and 14 basis points in the year-to-date periods. In addition, lower long-term borrowing costs also contributed to the overall decline in borrowing costs.(6)

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent on maintaining the interest rate spread, which is the difference between weighted average rates on interest earning assets and interest bearing liabilities. The interest rate spread was 2.66% at June 30, 1997, compared to 2.78% at Dec. 31, 1996 and 2.80% at June 30, 1996. The decline in the interest rate spread was produced by a combination of higher interest bearing liability costs and a decline in the weighted average loan rate. The heavier reliance on borrowings as a source of funds and a 6 basis point increase in the weighted average deposit rate since June 30, 1996 produced the higher liability costs. The repayment of higher rate loans and the purchase and origination loans at rates below the portfolio average produced the lower weighted average loan rates.

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

     Management also believes that several product-related factors will continue to impact the interest rate spread. First, the Bank has $1.2 billion of "adjustable" rate loans and MBS that have initial fixed interest rate periods ranging from three to five years. At June 30, 1997, only $61.0 million of these loans and MBS were scheduled to reprice during the ensuing twelve months. If interest rates remain at current levels at the time of repricing, the Bank may experience an increase in the yields, but could also experience higher prepayments.

__________________________
     (6) In February of 1997, the Company issued $100 million of 7.125% senior notes. A portion of the proceeds from the senior notes were used on Mar. 31, 1997 to redeem the Company's $34.5 million of 8.25% subordinated notes. The benefit from this repayment of the higher costing borrowings began to impact borrowing expense during the second quarter of 1997.

     Second, approximately $298.6 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate.(7)

     Third, $1.0 billion of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition benefits the Bank's asset yields as market rates decrease, but constrains repricing as interest rates increase.

     Lastly, nearly all adjustable rate loans and MBS contain periodic and lifetime interest rate caps that limit the amount of upward repricing on loans and MBS. Most of the annual interest caps in the Bank's loan and MBS portfolio are 2%. At June 30, 1997, only $23.6 million of loans and MBS are at their periodic or lifetime interest rate caps.

     On the liability side, the Company has $683.2 million of borrowings that are scheduled to reprice during the next six months and a CD portfolio of $2.0 billion that has a weighted average remaining maturity of 11 months. The Company also has $1.3 billion of deposits in checking, savings, and money market accounts that are expected to help mitigate the effect of a rapid change in interest rates.

     Traditionally, financial institutions have used "GAP" analysis as a measure of interest rate sensitivity. GAP is the ratio of interest rate sensitive assets to interest rate sensitive liabilities over a specified time horizon, expressed as a percentage of total assets. At June 30, 1997, the Company maintained a one-year negative GAP of 4.58%, suggesting that net interest income would decrease if market

________________________
(7) At June 30, 1997, the weighted average fully indexed rate on these loans was 7.39% and the weighted average floor was 8.04%. These interest rate floors benefited net income by $554,000 during the second quarter of 1997 and $1.4 million for the first six months of 1997. The floors also increased the NIM and interest rate spread during 1997 by 6 basis points. In comparison, at June 30, 1996, the Bank had $440.7 million of loans at their floors, which benefited interest income by $709,000 during the second quarter of 1996 and $1.4 million during the first six months of 1996. In addition, the floors increased the NIM and interest rate spread during the first six months of 1996 by 7 basis points.

rates were to increase. See "ASSET/LIABILITY REPRICING SCHEDULE" following for further details.

Provision for Loan Losses. Due to continued positive trends in credit quality, the Company recorded no provision for loan losses during the second quarter or the year-to-date 1997 periods. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses. In comparison, the Company recorded a $500,000 provision for loan loss during the second quarter of 1996 and a $1.0 million provision during the first six months of 1996.

Other Income.   Higher other income contributed to the higher level of net income for both the second quarter and year-to-date 1997 periods. Other income for the second quarter of 1997 was $11.0 million, $2.5 million or 29.1 percent higher than during the same quarter a year ago. Year-to-date other income was $21.5 million during 1997, $3.7 million or 21.0% higher than during the same six month period during 1996.

     In both the three month and year-to-date periods, higher income from ATM operations generated most of the increase in other income. Income from ATM operations increased $1.8 million and $3.8 million during the second quarter and year-to-date 1997 periods, respectively. The higher ATM revenues resulted from the January 1997 introduction of an ATM access fees to non-customers who use the Bank's ATM network and the expansion of the Bank's ATM network during 1996. During 1996, the Bank more than doubled the size of its network with the installation of 261 ATMs in White Hen Pantry convenience stores located in the eight county Chicagoland area.

     Higher revenues from discount brokerage operations and higher insurance and annuity sales also contributed to the increase. Higher revenues from the sale of mutual funds at Investment Network, Inc., the Bank's discount brokerage subsidiary, mainly produced a $296,000 increase in revenues from brokerage operations during the second quarter of 1997 and a $487,000 increase in the year-to-date period. Also, higher annuity sales volumes mainly generated the increase in revenues from insurance and annuity sales, which increased $154,000 in the second quarter of 1997 compared to the same period in 1996, and $271,000 during the first six months of 1997.

     These increases in other income were partly offset by lower gains from security and loan sales. An $855,000 gain on the sale of MBS in the first quarter of 1996 produced the lower gain on security sales in 1997. Lower loan sales volumes during both the second quarter and the first six months of 1997 resulted in lower gains from loan sales of $51,000 during the second quarter and $254,000 for the first six months of 1997.

     While most of the growth in other income during 1997 has been generated from ATM operations, several events could impact ATM revenues in the future. First, during the second quarter, the Bank took out of operation 22 ATM machines located in a grocery store chain in the Chicagoland area, as the grocery store chain installed in-store branches of another financial institution. The Bank expects to take up to an additional 61 ATMs located in these stores out of operation over the next few years. The Bank continues to seek partners in other ATM ventures, and during 1997 entered into an agreement with another grocery store chain to install 12 ATMs. Second, proposals have been discussed, from time to time, both at the federal and state level to introduce legislation that could increase disclosures and/or limit the Bank's ability to charge an access fee to non-customers who use a St. Paul ATM. Management can give no assurances that such legislation will be enacted (and in what form), nor can Management estimate the impact of such legislation on ATM revenues.

General and Administrative Expense.   General and administrative expenses
("G&A")totaled $25.6 million during the second quarter of 1997, or 5.3% higher than during the same period of 1996. G&A expenses for the first six months of 1997 were $49.7 million of 4.2% higher than during the same six month period in 1996. The higher level of expense in both the quarter and six month period was mainly generated by increases in compensation and benefits and occupancy, equipment and office expense. Slightly higher advertising costs also contributed to the increase in G&A.

     Compensation and benefits rose $1.4 million during the second quarter of 1997 over the same quarter in 1996, while year-to-date expense rose by $2.5 million over the same period in 1996. The increase in compensation and benefits was associated with annual merit increases, higher sales incentives, an increase in employment taxes, and higher pension cots. Occupancy, equipment and office expense rose $1.1 million during the second quarter and $1.8 million for the first six months of 1997 compared to the same periods in 1996. The expansion of the ATM network, system projects, and higher depreciation on capital investments produced the increase in occupancy, equipment and office expense. Product promotions produced the increase in advertising costs.

     A $1.3 million decrease in federal deposit insurance premiums during the second quarter of 1997 and $2.6 million during the year-to-date period partly offset these increase in G&A. The lower deposit insurance premiums resulted from the decrease in deposit insurance premiums that became effective in January 1997.

     Management remains committed to on-going expense control, and is continuing to review back-office operations in order to improve work flows, communications, coordination, and service as a means to improve efficiency and control expense. In addition, Management is conducting a review of its information systems department and studying ways to reorganize this function to gain additional cost savings and improve the Company's information systems. Even with the above measures, 1997 G&A levels are expected to exceed 1996 levels due to anticipated additions to the branch network, expansion of the ATM network, an increase in planned advertising and promotions, more services offered to customers, systems projects, higher compensation for retail personnel, and general inflation.

     As part of the review of back-office operations, during the second quarter of 1997, the Bank purchased a 70,000 square foot office facility to serve as an operations center. The Bank plans to consolidate at least two of its leased premises into this operations center. The Bank expects to gain operating and cost efficiencies by housing some back-office operations in one facility.
While additional expenses are expected to be incurred when operations begin to move into this facility during late 1997, the Bank expects to obtain future cost savings from operating this facility at lower costs than the leased premises. Funds for the purchase of this facility were provided by operations.

     Management also expects to add to the branch network in 1997 by opening branch offices located in storefronts or neighborhood shopping centers. These locations have similar cost requirements as the Bank's current in-store branch locations, which is significantly less than the initial cost for a free-standing branch. The Bank has selected the site for one branch and expects to open a location in a store-front in Chicago during the second half of the year. In addition, Management is considering sites for up to two more store-front locations within the City of Chicago. Also, the Bank is negotiating to open two additional in-store branches in 1998, including one located in Northwest Indiana. The Bank intends to fund all branch expansion with existing liquidity.

     Management also expects increased G&A expenditures in 1997 and 1998 related to the systems requirements to ensure that the Bank can process transactions in the next century. The Bank has assembled a task force charged with addressing the "Year 2000" compliance issue and has been coordinating efforts with an outside consultant. The Bank expects to have critical development work completed by December of 1998 with final testing to occur in 1999. The Bank intends to fund this cost from operations and excess liquidity.

Operations of Foreclosed Real Estate.   The net loss generated from foreclosed
real estate operation of $39,000 during the second quarter of 1997 was up slightly from the $20,000 loss reported during the second quarter of 1996. However, the net loss for the first six months of 1997 of $83,000 was substantially less than the $1.2 million loss incurred during the first two quarters of 1996. The lower net cost was produced by a lower provision for
real estate owned ("REO") losses.   The provision during 1996 was considered
necessary to reflect an additional loss on a multifamily property sold during the second quarter of 1996.(8) See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   A higher level of pretax income primarily produced the increase in the provision for income taxes for both the quarter and year-to-date periods. The level of pretax income increased $3.3 million during the second quarter of 1997

________________________
     (8) The additional loss in 1996 occurred when the Bank entered into a sales contract with a buyer to purchase the multifamily property at a value lower than the current book value. While the book value was supported by a current appraisal, Management elected to accept a liquidation value, principally due to the high vacancy levels, rather than holding this asset in an effort to achieve stabilization of occupancy.

compared to the same quarter a year ago, and year-to-date pretax income rose $8.0 million from 1996 to 1997. The effective income tax rate for both the second quarter and year-to-date 1997 periods was 34.0%, which is the expected annual effective income tax rate for 1997.

Extraordinary Item. During the first quarter of 1997, the Company recorded a $403,000 extraordinary loss, net of tax, on the early extinguishment, at par, of its $34.5 million of 8.25% subordinated debt due in 2000. The write-off of unamortized issuance costs and discounts created the loss at extinguishment. The subordinated debt was repaid with a portion of the proceeds from the Company's issuance of $100 million of 7.125% senior notes due in 2004. The future savings of replacing the higher costing subordinated notes with the senior notes is expected to more than offset the extraordinary loss incurred.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                                                                      Three months ended June 30,
Dollars in thousands                    At June 30, 1997                       1997                                1996
------------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                           Effective                        Effective
                                                      Yield/     Average                  Yield/      Average              Yield/
                                           Balance     Rate      Balance(a)  Interest     Rate      Balance(a)  Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Investments:
   Investment securities  (b)            $   73,078    6.38%  $   66,235    $ 1,056     6.39%    $   79,488     $ 1,125     5.68%
   Federal funds and
     interest-bearing bank balances          84,640    5.32       78,849      1,070     5.44         40,349         518     5.15
   Other investments (c)                     66,707    6.02       61,099        981     6.44         61,258         893     5.85
------------------------------------------------------------------------------------------------------------------------------------
Total investments                           224,425    5.87      206,183      3,107     6.04        181,095       2,536     5.62
Mortgage-backed securities (b)            1,053,752    7.06    1,088,326     18,949     6.96        888,740      13,728     6.18
Loans receivable (d)                      3,154,842    7.49    2,972,994     56,668     7.62      2,995,272      57,788     7.72
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets            $4,433,019    7.30%  $4,267,503    $78,724     7.38%    $4,065,107     $74,052     7.29%
====================================================================================================================================

Deposits:
   Interest-bearing checking             $  226,600    1.66%  $  233,836    $   992     1.70%    $  233,252     $ 1,029     1.77%
   Non-interest-bearing checking            156,514     --       147,532         --       --        134,156          --       --
   Other non-interest-bearing accounts       43,408     --        40,605         --       --         33,629          --       --
   Money market accounts                    220,247    3.69      218,011      1,993     3.67        203,538       1,636     3.22
   Savings accounts                         693,517    2.45      689,899      4,329     2.52        703,678       4,247     2.42
   Certificates of deposit                1,954,925    5.70    2,016,038     28,382     5.65      1,961,733      27,397     5.60
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                            3,295,211    4.26    3,345,921     35,696     4.28      3,269,986      34,309     4.21
Borrowings:(e)
   Short-term borrowings                    580,187    5.88      345,620      5,039     5.85        274,267       3,853     5.63
   Long-term borrowings                     268,839    6.75      273,064      4,595     6.75        235,543       4,121     7.02
------------------------------------------------------------------------------------------------------------------------------------
Total borrowings                            849,026    6.15      618,684      9,634     6.25        509,810       7,974     6.27
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities       $4,144,237    4.64%  $3,964,605    $45,330     4.59%    $3,779,796     $42,283     4.49%
====================================================================================================================================

Excess of interest-earning assets
   over interest-bearing liabilities     $  288,782           $  302,898                         $  285,311
====================================================================================================================================
Ratio of interest-earning assets to
   interest-bearing liabilities                1.07x                1.08x                              1.08x
====================================================================================================================================
Net interest income                                                         $33,394                             $31,769
====================================================================================================================================
Interest rate spread                                   2.66%
====================================================================================================================================
"Average" interest rate spread                                                          2.79%                               2.80%
====================================================================================================================================
Net yield on average earning assets                                                     3.13%                               3.13%
====================================================================================================================================

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS




                                                                                       Six  months ended June 30,
Dollars in thousands                        At June 30, 1997                     1997                             1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Weighted                          Effective                        Effective
                                                       Yield/      Average                Yield/    Average                  Yield/
                                             Balance    Rate      Balance(a)   Interest    Rate    Balance(a)    Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Investments:
     Investment securities  (b)           $   73,078    6.38%  $   66,053    $2,057     6.28%   $   82,893      $  2,266     5.51%
     Federal funds and
      interest-bearing bank balances          84,640    5.32      103,944     2,723     5.28        57,133         1,498     5.29
     Other investments (c)                    66,707    6.02       63,561     2,004     6.36        75,609         2,190     5.84
-----------------------------------------------------------------------------------------------------------------------------------
Total investments                            224,425    5.87      233,558     6,784     5.86       215,635         5,954     5.57
Mortgage-backed securities (b)             1,053,752    7.06    1,113,029    38,561     6.93       926,107        28,709     6.20
Loans receivable (d)                       3,154,842    7.49    2,900,383   110,221     7.60     2,870,383       110,646     7.71
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets             $4,433,019    7.30%  $4,246,970  $155,566     7.33%   $4,012,125      $145,309     7.25%
===================================================================================================================================
Deposits:
     Interest-bearing checking            $  226,600    1.66%  $  233,165   $ 1,985     1.72%    $  235,250     $  2,044     1.75%
     Non-interest-bearing checking           156,514      --      143,645        --       --        128,239           --       --
     Other non-interest-bearing accounts      43,408      --       38,590        --       --         31,421           --       --
     Money market accounts                   220,247    3.69      218,839     3,940     3.63        200,072        3,169     3.19
     Savings accounts                        693,517    2.45      684,550     8,346     2.46        698,081        8,416     2.43
     Certificates of deposit               1,954,925    5.70    2,040,583    57,242     5.66      1,967,575       55,367     5.67
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                             3,295,211    4.26    3,359,372    71,513     4.29      3,260,638       68,996     4.27
Borrowings:(e)
     Short-term borrowings                   580,187    5.88      322,412     9,246     5.78        215,738        6,076     5.68
     Long-term borrowings                    268,839    6.75      267,608     9,142     6.89        250,824        8,788     7.07
-----------------------------------------------------------------------------------------------------------------------------------
Total borrowings                             849,026    6.15      590,020    18,388     6.28        466,562       14,864     6.42
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        $4,144,237    4.64%  $3,949,392  $ 89,901     4.59%    $3,727,200     $ 83,860     4.54%
===================================================================================================================================
Excess of interest-earning assets
     over interest-bearing liabilities    $  288,782           $  297,578                        $  284,925
===================================================================================================================================
Ratio of interest-earning assets to
     interest-bearing liabilities               1.07x                1.08x                             1.08x
===================================================================================================================================
Net interest income                                                       $  65,665                             $ 61,449
===================================================================================================================================
Interest rate spread                                    2.66%
===================================================================================================================================
"Average" interest rate spread                                                          2.74%                                2.71%
===================================================================================================================================
Net yield on average earning assets                                                     3.09%                                3.06%
===================================================================================================================================

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

KEY CREDIT STATISTICS



                                         June 30, 1997          Dec. 31, 1996         Dec. 31, 1995
Dollars in thousands                      Dollar     %          Dollar      %           Dollar      %
--------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
--------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                       $2,165,379    69%       $1,753,907   63%        $1,663,228    62%
Multifamily units                         905,305    29           988,506   35            979,017    36
Commercial                                 57,729     2            54,985    2             54,981     2
Land and land development                     101     *             1,633    *              1,940     *
--------------------------------------------------------------------------------------------------------
Total mortgage loans                   $3,128,514   100%       $2,799,031  100%        $2,699,166   100%
========================================================================================================
CONSUMER LOANS:
Secured by deposits                    $      958     6%       $    1,169    6%        $    2,307    10%
Education (guaranteed)                         60     *               210    1                261     1
Home improvement                              202     1               281    1                576     2
Auto                                       13,297    83            16,197   85             20,034    86
Personal                                    1,524    10             1,193    7                165     1
--------------------------------------------------------------------------------------------------------
Total consumer loans                   $   16,041   100%       $   19,050  100%        $   23,343   100%
--------------------------------------------------------------------------------------------------------
Total loans held for investment        $3,144,555              $2,818,081              $2,722,509
========================================================================================================
Weighted average rate                              7.49%                  7.66%                    7.69%
========================================================================================================
*Less than 1%


                                         June 30, 1997          Dec. 31, 1996         Dec. 31, 1995
Dollars in thousands                      Dollar     %          Dollar      %           Dollar      %
-------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
-------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                          $ 9,724   69%        $ 9,102    73%         $ 7,722       26%
Multifamily units                           1,920   14              --    --            8,665       30
Commercial                                     --   --             387     3            1,360        5
-------------------------------------------------------------------------------------------------------
Total mortgage loans                       11,644   83           9,489    76           17,747       61
CONSUMER LOANS                                 92    1              46     *               81        *
REAL ESTATE OWNED:
1-4 family units                              885    6           1,566    13            2,174        8
Multifamily units                             ---   --             ---    --            8,206       28
Commercial                                  1,351   10           1,351    11              997        3
-------------------------------------------------------------------------------------------------------
Total real estate owned                     2,236   16           2,917    24           11,377       39
-------------------------------------------------------------------------------------------------------
Total nonperforming assets                $13,972  100%        $12,452   100%         $29,205      100%
=======================================================================================================

*Less than 1%


                                                                       June 30,     Dec. 31,    Dec. 31,
                                                                         1997         1996        1995
--------------------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
--------------------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable                         0.10%        0.15%       0.21%
Net California loan charge-offs to average California
     loans receivable                                                    0.55         0.56        0.48
Loan loss reserve to total loans                                         1.10         1.28        1.42
Loan loss reserve to nonperforming loans                               294.09       377.19      216.62
Loan loss reserve to impaired loans                                     91.67        64.04      120.37
Nonperforming assets to total assets                                     0.30         0.29        0.71
General valuation allowance to non-
      performing assets                                                233.51       248.88      123.94
--------------------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

LENDING
     At June 30, 1997, the loans receivable portfolio was primarily comprised of residential mortgages, secured by both 1-4 family and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

     Non-performing loans totaled $11.7 million at June 30, 1997, up $2.2 million from Dec. 31, 1996.(9) The increase was largely due to the addition of one multifamily loan to a non-performing status during the second quarter of 1997. Despite the slight increase since year-end, non-performing loans continue to be among the lowest levels in recent history.

     At June 30, 1997, the Bank had a net investment in impaired loans of $37.6 million, compared to $56.2 million at Dec. 31, 1996.(10) At June 30, 1997, $35.7 million of the $37.6 million of impaired loans were performing but considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. At December 31, 1996, all of the $56.2 million of impaired loans were considered performing. The decline in impaired loans since Dec. 31, 1996, primarily resulted from resolution of several income property loans that had been classified as impaired because of pending maturities.

     The accumulated provision for loan losses at June 30, 1997 was $34.5 million compared to $36.0 million at Dec. 31, 1996, a decrease of $1.5 million. The following table provides a rollforward of the accumulated provision for loan losses from Jan. 1, 1996 through June 30, 1997:

---------------------

     (9) While non-performing loans increased from year-end, the level decreased $6.0 million from March 31, 1997, largely due to the return to a current status of one multi-family loan.

     (10) Impaired as defined in SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

                                    1997                     1996
                                ------------       -------------------------
                                Six  Months        Six Months     Year Ended
Dollars in thousands            Ended June 30      Ended June 30    Dec. 31
--------------------------------------------       -------------------------
Beginning of Period                 $35,965         $38,619       $38,619
Provision for losses                    ---           1,000         1,750
Charge-offs                          (2,097)         (2,659)       (5,113)
Recoveries                              646             358           709
                                    -------         -------       -------
End of Period                       $34,514         $37,318       $35,965
                                    =======         =======       =======


     The general valuation allowance is evaluated based on a careful evaluation of the various risk components that are inherent in each of the loan
portfolios, including off-balance sheet items.   The risk components that are
evaluated include the level of non-performing and classified assets, geographic concentrations of credit, economic conditions, trends in real estate values, the impact of changing interest rates on borrower debt service, as well as historical loss experience, peer group comparisons, and regulatory guidance.

     Net loan charge-offs in the first six months of 1997 totaled $1.5 million, $823,000 lower than the $2.3 million of net charge-offs in the first six months
of 1996.(11)   Of total charge-offs, $1.6 million had already been identified as
"loss" for which a specific reserve had been established at year-end 1996. Annualized net loan charge-offs to average loans receivable totaled 0.10% during the first six months of 1997. In comparison, the Company's net loan charge-offs in 1996 and 1995 were equivalent to 0.15% and 0.21% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

     No loan loss provision was recorded during the six months ended June 30, 1997 compared to a $1.0 million loan loss provision during the same period in 1996. A continued decline over the past few years in the level of classified loans and non-performing assets, as well as a decrease in the size of the Bank's income property

------------------------
(11) Gross loan charge-offs in the first six months of 1997 totaled $2.1 million and included $1.7 million of charge-offs on income property loans that were considered impaired under SFAS No. 114 and $362,000 of charge-offs on 1-4 family and consumer loans. Recoveries during the first half of 1997 were primarily related to income property loans.

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

     The adequacy of the accumulated provision for loan losses is approved on a quarterly basis by the Loan Loss Reserve Committee ("Reserve Committee") of the Bank's Board of Directors. The accumulated provision for loan losses reflects Management's best estimate of the reserves needed to provide for credit risks for income property loans as well as all other perceived credit risks of the Bank. However, actual results could differ from this estimate and future additions to the reserves may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's accumulated provision for losses on loans. Such regulators have the authority to require the Bank to recognize additions to the reserves at the time of their examinations.

     In recent years, income property loans originated by the Company have been secured by collateral located in the Midwest. Prior to 1991, the Bank originated these loans on a nationwide basis. Approximately 43% of the portfolio originated before 1991 is scheduled to mature by the end of 2000.
The Bank intends to refinance a large portion of these loans that meet underwriting standards, and Management is actively working with borrowers whose loans are scheduled to mature during the remainder of 1997 to refinance certain loans and obtain payoff of lower quality loans. Management is also pursuing strategies for 1998 maturities. In connection with these maturities, Management is prepared to make loans to facilitate the sale of REO and repurchase distressed loans that have been sold with recourse. Depending on the strategies deployed, the amount of the Bank's charge-offs, REO, impaired loans, and nonperforming assets could be affected. Management believes that, based on economic conditions known today, loan loss reserves of the Bank are adequate to absorb the inherent losses in the portfolio as it relates to current plans to refinance or liquidate the income property real estate portfolio as it matures.

     In addition to its program to refinance existing maturing income property loans, the Bank's Board of Directors has provided for a limited expansion of income property lending outside of the Midwest. Under this program, the Bank has been authorized to originate new multifamily loans in strong markets where the Bank already has an income property servicing portfolio or to borrowers with whom it has a long-standing relationship. Originations under this program are not expected to exceed $100 million during 1997, and will help offset the repayment of maturing loans.

     During the first six months of 1997, the Bank purchased $506.6 million of whole loans, secured by 1-4 family residences located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures. Because of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. The Bank also purchased $7.6 million of loans secured by multifamily real estate located in Wisconsin. The Bank applied its own loan origination underwriting standards to the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

     Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. While some softness persists in certain areas, Management is not aware of any unfavorable changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

     As of June 30, 1997, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 27%, compared to 34% at Dec. 31, 1996.

OTHER REAL ESTATE OWNED

     REO totaled $2.2 million at June 30, 1997 compared to $2.9 million at the end of 1996. Lower 1-4 family REO assets produced the decline. Of total REO at June 30, 1997, $900,000 were 1-4 family assets and $1.3 million was commercial real estate.

     The accumulated provision for real estate losses totaled $350,000 at June 30, 1997 compared to $284,000 at Dec. 31, 1996. During the first six months of 1997, the Bank recorded net recoveries of $66,000 resulting in the increase in the accumulated provision. In comparison, $2.5 million of net charge-offs were recorded during the same period in 1996. There was no provision for REO losses during the first six months of 1997 compared to $943,000 in the first half of 1996. See "RESULTS OF OPERATIONS" for further details on REO provision.

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


ASSET/LIABILITY REPRICING SCHEDULE (a)

                                                                          AT JUNE 30, 1997
                                       ----------------------------------------------------------------------------------------
                                       WEIGHTED                                  MORE THAN 6
                                       AVERAGE                 % OF    6 MONTHS   MONTHS TO                           OVER
                                         RATE      BALANCE     TOTAL    OR LESS     1 YEAR    1-3 YEARS  3-5 YEARS   5 YEARS
-------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                     (Dollars In Thousands)
Investments:(b)
  Adjustable rate                         5.32%   $   84,640      2%   $   84,640   $       -  $        -   $      -  $       -
  Fixed rate                              6.20       139,785      3        61,405      20,072           -          -     58,308
Mortgage-backed securities:(c)
  Adjustable rate                         7.15       793,991     18       325,518     243,624     224,849          -          -
  Fixed rate                              6.78       259,761      6        17,566      16,805      56,869     51,447    117,074
Mortgage loans:(c)
  Adjustable and renegotiable rate        7.38     2,678,898     61     1,314,207     366,916     836,622    161,153          -
  Fixed rate                              8.18       449,616     10        53,707      37,390     146,210    103,955    108,354
Consumer loans (c)                        7.89        16,041      *         2,426       1,516       4,876      3,618      3,605
Assets held for sale                      8.12        10,287      *        10,287           -           -          -          -
                                          -------------------------------------------------------------------------------------
  Total rate sensitive assets             7.30%   $4,433,019    100%   $1,869,756   $ 686,323  $1,269,426   $320,173  $ 287,341
                                          =====================================================================================
RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                       0.88%   $  426,077     10%   $  112,209   $  24,496  $   80,301   $ 58,017  $ 151,054
  Savings accounts                        2.45       693,580     17       228,813      43,903     137,875     92,707    190,282
  Money market deposit accounts           3.69       220,629      6       220,629           -           -          -          -
  Fixed-maturity certificates             5.70     1,954,925     47       933,962     520,027     374,402     69,951     56,583
                                          -------------------------------------------------------------------------------------
                                          4.26     3,295,211     80     1,495,613     588,426     592,578    220,675    397,919
Borrowings:
  FHLB advances                           5.99       441,085     11       390,000           -      50,000        248        837
  Other borrowings                        6.24       391,541      9       293,187           -           -          -     98,354
  Mortgage-backed note                    8.54        16,400      *             -           -      16,400          -          -
                                          -------------------------------------------------------------------------------------
                                          6.15       849,026     20       683,187           -      66,400        248     99,191
                                          -------------------------------------------------------------------------------------
Total rate sensitive liabilities          4.64%   $4,144,237    100%   $2,178,800   $ 588,426  $  658,978   $220,923  $ 497,110
                                          =====================================================================================
Excess (deficit) of rate sensitive
assets over rate sensitive
liabilities (GAP)                         2.66%   $  288,782           $ (309,044)  $  97,897  $  610,448   $ 99,250  $(209,769)
                                          =====================================================================================
Cumulative GAP                                                         $ (309,044)  $(211,147) $  399,301   $498,551  $ 288,782
Cumulative GAP to total assets without
  regard to hedging transactions                                            (6.70)%     (4.58)%      8.66%     10.81%      6.26%
Cumulative GAP to total assets with
  impact of hedging transactions                                            (5.03)%     (3.09)%      8.66%     10.81%      6.26%



*  Less than 1%.


(a) Mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 18% per year; adjustable rate mortgage loans on 1-4 family residences and loan securities were estimated to prepay at a rate of 22% per year; fixed rate loans and loan securities were estimated to prepay at a rate of 10% per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate.
Checking accounts were estimated to be withdrawn at rates between 15% and 21% per year. Most of the regular savings accounts were estimated to be withdrawn at rates between 18% and 26% per year, although for some of the accounts, Management assumed an even faster rate.
Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 18% because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.
(b) Includes investment in FHLB stock.
(c) Excludes accrued interest and accumulated provisions for loan losses.

PART II. --  OTHER INFORMATION

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 7, 1997, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years and to ratify the appointment of the Company's independent auditors for the fiscal year ending December 31, 1997.

(b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for and the number of votes withheld as to each such matter.

     1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for and withheld is set forth below:


                                               Withhold
                                               Authority
         Nominee              For              To Vote
      ----------------  -----------------      -------
      Paul C. Gearen       19,395,001          353,030
      Joseph C. Scully     19,441,490          306,541
      John J. Viera        19,442,283          305,748




   2. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was ratified. There were 19,520,064 votes cast for the proposal, 123,260 votes against the proposal and 104,707 votes abstained.

ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company filed a current report on Form 8-K on June 20, 1997, announcing a three-for-two stock split distributed on July 14, 1997 to stockholders of record as of June 30, 1997.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                         -----------------------
                                              (Registrant)


Date: August 14, 1997            By:    /s/ Joseph C. Scully
                                     ------------------------
                                         Joseph C. Scully
                                     Chairman of the Board and
                                      Chief Executive Officer
                                     (Duly Authorized Officer)




Date: August 14, 1997            By:     /s/ Robert N. Parke
                                     -------------------------
                                          Robert N. Parke
                                Senior Vice President and Treasurer
                                    (Principal Financial Officer)