Form 10-Q
period 1997-09-30
ST PAUL BANCORP INC
filed 1997-11-14
CIK 810578

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

     (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1997

                                     or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from            to
                                          -----------   -----------
                       Commission File Number 0-15580

                           St. Paul Bancorp, Inc.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                     36-3504665
   ---------------------------------                     -------------------
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

          6700 W. North Avenue
           Chicago, Illinois                                     60707
---------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip Code)


                               (773) 622-5000
            ---------------------------------------------------
            (Registrant's telephone number, including area code)

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

    Common Stock, $.01 par value -- 34,167,683 shares, as of Nov. 3, 1997
    ---------------------------------------------------------------------

                           ST. PAUL BANCORP, INC.
                              AND SUBSIDIARIES

                                  FORM 10-Q
                                    INDEX


PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Sept. 30, 1997 and Dec. 31, 1996........................   3

          Consolidated Statements of Income for the Three and Nine
          Months Ended Sept. 30, 1997 and 1996..........................   4

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended Sept. 30, 1997 and 1996.....................   5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended Sept. 30, 1997 and 1996.....................   6

          Notes to Consolidated Financial Statements....................   7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  10


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..............................  44

          Signature Page................................................  45

          Exhibits......................................................  46


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                       Sept. 30,     Dec. 31,
Dollars in thousands                                      1997         1996
------------------------------------------------------------------------------
ASSETS:
 Cash and cash equivalents
  Cash and amounts due from depository institutions   $    78,307   $    98,137
  Federal funds sold and interest bearing
    bank balances                                         139,785        75,572
  Short-term cash equivalent securities                    38,644        16,499
                                                      -----------   -----------
  Total cash and cash equivalents                         256,736       190,208
 Investment securities
  (Market: Sept. 30, 1997-$70,583;
     Dec. 31, 1996-$49,103)                                70,583        49,103
 Mortgage-backed securities
  (Market: Sept. 30, 1997-$995,814;
     Dec. 31, 1996-$1,158,171)                            993,007     1,162,982
 Loans receivable, (Net of accumulated provision
   for loan losses:
   Sept. 30, 1997-$34,069;  Dec. 31, 1996-$35,965)      3,043,046     2,782,116
 Loans held for sale, at lower of cost or market
  (Market: Sept. 30, 1997-$13,942;
     Dec. 31, 1996-$12,021)                                13,909        11,992
 Accrued interest receivable                               26,778        25,745
 Foreclosed real estate (Net of accumulated
   provision for losses:
  Sept. 30, 1997-$242; Dec. 31, 1996-$284)                  1,987         2,634
 Real estate held for development or investment            18,842        15,783
 Investment in Federal Home Loan Bank stock                38,188        35,211
 Office properties and equipment                           52,001        47,286
 Prepaid expenses and other assets                         33,359        34,110
                                                      -----------   -----------
Total Assets                                          $ 4,548,436   $ 4,357,170
                                                      ===========   ===========

LIABILITIES:
 Deposits                                             $ 3,288,157   $ 3,337,055
 Short-term borrowings                                    530,187       366,854
 Long-term borrowings                                     268,843       194,390
 Advance payments by borrowers for taxes
   and insurance                                           10,823        21,561
 Other liabilities                                         41,372        49,200
                                                      -----------   -----------
 Total Liabilities                                      4,139,382     3,969,060

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock (par value $.01 per share:
  authorized-10,000,000 shares; none issued)                    -             -
Common stock (par value $.01 per share:
  authorized-40,000,000 shares;
  Issued:  Sept. 30, 1997-35,443,866 shares;
  Dec. 31, 1996-38,392,810 shares;
  Outstanding:  Sept. 30, 1997-34,133,382 shares;
  Dec. 31, 1996-34,163,988 shares)                            354           384
 Paid-in capital                                          114,524       148,265
 Retained income, substantially restricted                315,864       288,065
 Accumulated other comprehensive income:
  Unrealized gain on securities (net of taxes of
  $1,920 at Sept. 30, 1997 and $1,387 of taxes
  at Dec. 31, 1996)                                         3,154         2,278
 Borrowings by employee stock ownership plan                 (256)         (396)
 Unearned employee stock ownership plan shares
  (368,157 shares)                                         (2,883)       (2,883)
 Treasury stock (1,310,484 shares at Sept. 30, 1997;
   4,228,822 shares at Dec. 31, 1996)                     (21,703)      (47,603)
                                                      -----------   -----------
 Total stockholders' equity                               409,054       388,110
                                                      -----------   -----------
Total liabilities and stockholders' equity            $ 4,548,436   $ 4,357,170
                                                      ===========   ===========


See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                          Three months ended      Nine months ended
                                                               Sept. 30,              Sept. 30,
                                                          ------------------      ------------------
Dollars in thousands except per share amounts               1997       1996         1997     1996
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans receivable                                         $ 59,604  $ 58,833      $169,825  $169,479
 Mortgage-backed securities                                 17,815    13,354        56,376    42,063
 Investment securities                                       1,144     1,157         3,201     3,423
 Federal funds and interest-bearing bank balances            1,153       485         3,876     1,983
 Other investment income                                     1,071     1,035         3,075     3,225
                                                          ------------------      ------------------
   Total interest income                                    80,787    74,864       236,353   220,173

INTEREST EXPENSE:
 Deposits                                                   35,512    34,767       107,025   103,763
 Short-term borrowings                                       7,505     4,134        16,751    10,210
 Long-term borrowings                                        4,576     4,566        13,718    13,354
                                                          ------------------      ------------------
   Total interest expense                                   47,593    43,467       137,494   127,327
                                                          ------------------      ------------------
   Net interest income                                      33,194    31,397        98,859    92,846
 Provision for loan losses                                     ---       500           ---     1,500
                                                          ------------------      ------------------
   Net interest income after provision
     for loan losses                                        33,194    30,897        98,859    91,346

OTHER INCOME:
 Loan servicing fees                                           481       279         1,326     1,082
 Other fee income                                            4,227     4,217        12,110    11,803
 ATM operations                                              2,906     1,695         9,463     4,474
 Net gain on loan sales                                        142       132           324       568
 Net gain on securities sales                                   --        --            --       855
 Discount brokerage commissions                              1,836     1,178         4,982     3,837
 Income from real estate development                           705       643         1,872     1,842
 Insurance and annuity commissions                             793       773         2,490     2,199
                                                          ------------------      ------------------
   Total other income                                       11,090     8,917        32,567    26,660

GENERAL AND ADMINISTRATIVE EXPENSE:
 Salaries and employee benefits                             14,080    13,033        42,185    38,676
 Occupancy, equipment and other office expense               7,586     6,596        21,755    18,917
 Advertising                                                 1,398     1,475         4,240     3,937
 Federal deposit insurance                                     699     2,042         2,081     6,014
 SAIF recapitalization                                         ---    21,000           ---    21,000
 Other                                                       1,822     1,622         5,061     4,956
                                                          ------------------      ------------------
   General and administrative expense                       25,585    45,768        75,322    93,500
Loss on foreclosed real estate                                  59        89           142     1,245
                                                          ------------------      ------------------
   Income (loss) before income taxes and
     extraordinary item                                     18,640    (6,043)       55,962    23,261
Income taxes                                                 6,266    (2,501)       18,954     7,860
                                                          ------------------      ------------------
   Income (loss) before extraordinary item                  12,374    (3,542)       37,008    15,401
Extraordinary item:
 Loss on early extinguishment of debt, net of tax              ---       ---           403       ---
                                                          ------------------      ------------------
   NET INCOME (LOSS) AFTER EXTRAORDINARY ITEM             $ 12,374  $ (3,542)     $ 36,605  $ 15,401
                                                          ==================      ==================

EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
 Primary                                                  $   0.35  $  (0.11)     $   1.06  $   0.43
 Fully diluted                                                0.35     (0.11)         1.05      0.43
                                                          ==================      ==================

EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM:
 Primary                                                  $   0.35  $  (0.11)     $   1.05  $   0.43
 Fully diluted                                                0.35     (0.11)         1.04      0.43
                                                          ==================      ==================
DIVIDENDS PER SHARE                                       $  0.100  $  0.064      $  0.260   $ 0.171
                                                          ==================      ==================

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                              Borrowings   Unearned
                                                               Accumulated   by Employee   Employee
                           Common Stock                           Other         Stock       Stock                     Total
                       -----------------  Paid-In  Retained   Comprehensive   Ownership   Ownership     Treasury   Stockholders'
                         Shares   Amount  Capital   Income       Income         Plan      Plan Shares     Stock       Equity
                       ---------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1995           35,155,752  $375  $140,991  $269,791      ($895)         ($485)     ($2,883)     ($22,697)    $384,197

Comprehensive income:
Net income                       -     -         -    15,401          -              -            -             -       15,401
Change in unrealized
 loss on securities,
 (net of tax of
  $2,130)                        -     -         -         -     (3,498)             -            -             -       (3,498)
                                    --------------------------------------------------------------------------------------------
Comprehensive income                   -         -    15,401     (3,498)             -            -             -       11,903

Stock option
 exercises                 482,085     5     3,733         -         -               -            -             -        3,738
Cash dividends paid
 to stockholders
 ($0.171 per share)              -     -         -    (5,830)        -               -            -             -       (5,830)
ESOP loan repayment              -     -         -         -         -              44            -             -           44
Treasury stock
 purchases              (1,734,375)    -         -         -         -               -            -       (22,421)     (22,421)
                       ---------------------------------------------------------------------------------------------------------
Balance at
Sept. 30, 1996          33,903,462  $380  $144,724  $279,362   ($4,393)          ($441)     ($2,883)     ($45,118)    $371,631
                       =========================================================================================================
Balance at
Dec. 31, 1996           34,163,988  $384  $148,265  $288,065    $2,278           ($396)     ($2,883)     ($47,603)    $388,110

Comprehensive income:
Net Income                       -     -         -    36,605         -               -            -             -       36,605
Change in unrealized
 gain on securities,
 (net of tax of
  $533)                          -     -         -         -       876               -            -             -          876
                                    --------------------------------------------------------------------------------------------
Comprehensive income                   -         -    36,605       876               -            -             -       37,481

Stock option
 exercises                 952,300     8     7,470         -         -               -            -         1,901        9,379
Retirement of
 fractional shares          (1,881)    -       (34)        -         -               -            -             -          (34)
Retirement of
 Treasury stock                  -   (38)  (41,177)        -         -               -            -        41,215            -
Cash dividends paid
 to stockholders
 ($0.260 per share)              -     -         -    (8,806)        -               -            -             -       (8,806)
Repayment of
 ESOP principal                  -     -         -         -         -             140            -             -          140
Treasury stock
 purchases                (981,025)    -         -         -         -               -            -       (17,216)     (17,216)
                       ---------------------------------------------------------------------------------------------------------
Balance at
Sept. 30, 1997          34,133,382  $354  $114,524  $315,864    $3,154           ($256)     ($2,883)     ($21,703)    $409,054
                       =========================================================================================================


See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Nine months ended Sept. 30
Dollars in thousands                                        1997        1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                             $  36,605    $  15,401
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                   -        1,500
   Provision for losses on foreclosed real estate              -          943
   Provision for depreciation                              5,784        5,273
   Assets originated and acquired for sale               (27,509)     (33,552)
   Sale of assets held for sale                           26,573       36,843
   Increase in accrued interest receivable                (1,033)        (212)
   (Increase) decrease in prepaid expenses and
    other assets                                             751       (8,783)
   Increase (decrease) in other liabilities               (7,828)      26,039
   Net amortization of yield adjustments                  (2,079)       6,988
   Other items, net                                      (10,972)     (20,923)
-------------------------------------------------------------------------------
 Net cash provided by operating activities                20,292       29,517
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments on loans receivable                 646,825      465,488
Loans originated and purchased for investment           (901,178)    (796,194)
Loans receivable sold                                      3,579       13,014
Principal repayments on available for sale mortgage-
backed securities                                         90,915       52,258
Principal repayments on held to maturity mortgage-
backed securities                                         79,243      124,007
Purchase of held to maturity mortgage-backed securities        -      (38,041)
Sale of available for sale mortgage-backed securities          -       27,542
Maturities of available for sale investment securities    29,200       30,250
Purchase of available for sale investment securities     (50,140)     (20,191)
Additions to real estate                                  (8,369)     (14,167)
Real estate sold                                           8,544       37,696
(Purchase) sale of Federal Home Loan Bank stock           (2,977)       1,093
Purchase of office properties and equipment              (10,499)      (8,336)
-------------------------------------------------------------------------------
 Net cash used in investing activities                  (114,857)    (125,581)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of certificates of deposit        330,009      353,502
Payments for maturing certificates of deposit           (367,779)    (269,050)
Net decrease in other deposit products                   (11,128)     (28,166)
New long-term borrowings                                 148,538       50,000
Repayment of long-term borrowings                        (75,852)           -
Increase in short-term borrowings, net                   164,686       49,715
Dividends paid to stockholders                            (8,806)      (5,830)
Net proceeds from exercise of stock options                9,379        3,738
Purchase of treasury stock                               (17,216)     (22,421)
Decrease in advance payments by borrowers
 for taxes and insurance                                 (10,738)     (10,056)
-------------------------------------------------------------------------------
 Net cash provided by financing activities               161,093      121,432
-------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                     66,528       25,368
Cash and cash equivalents at beginning of period         190,208      186,621
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 256,736    $ 211,989
===============================================================================

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

 Interest credited on deposits                         $ 110,629    $  93,797
 Interest paid on deposits                                 9,379        8,507
                                                       ----------------------
 Total interest paid on deposits                         120,008      102,304

 Interest paid on borrowings                              28,071       22,702
 Income taxes paid, net                                   13,445       12,649
 Real estate acquired through foreclosure                  2,678       21,555
 Loans originated in connection with real estate
  acquired through foreclosure                               910       19,806


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three- and nine-month periods ended Sept. 30, 1997 are not necessarily indicative of the results expected for the entire fiscal year.

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

3. At Sept. 30, 1997, the Company had the following outstanding commitments to originate loans (dollars in thousands):

               1-4 Family Adjustable-Rate               $ 10,056
               1-4 Family Fixed-Rate                       8,920
               Income Property Loans Adjustable-Rate      11,455
               Income Property Loans Fixed-Rate           16,831
               Commercial Adjustable-Rate Construction     2,220
               Consumer Loans                              9,604
               Unused Lines of Credit                     97,058


The Company held commitments, at Sept. 30, 1997, to purchase $189.5 million of adjustable-rate, 1-4 family real estate loans and $2.7 million of adjustable-rate income property loans.

The Company anticipates funding these origination and purchase commitments with cash flow from operations and incremental borrowings as necessary.

The Bank held commitments, at Sept. 30, 1997, to sell $7.6 million of fixed-rate, 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

At Sept. 30, 1997, the Company has outstanding $9.2 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. The Company, from time to time, uses certain derivative financial instruments. These financial instruments include interest rate exchange agreements and forward loan sales commitments, and are used as risk management tools to hedge certain assets and liabilities. Interest rate exchange agreements are accounted for on an accrual basis. The recognition of any gain or loss on termination of these agreements will be dependent on the disposition of the related hedged asset or liability. The fair values of these agreements are not recognized in the primary financial statements. Forward loan sale commitments are accounted for at the lower of cost or market. The fair values of all derivative financial instruments are disclosed annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments."

5. During the first quarter of 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for the sale, securitization, and servicing of receivables and other financial assets and the extinguishment of liabilities. The adoption of this Statement did not affect operations in a material way. The implementation of some of the provisions of this Statement have been delayed until 1998 as required by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.

6. In February 1997, the Financial Accounting Standards Board ("FASB")issued SFAS No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Earlier adoption of this Statement is not allowed. Upon adoption, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements, the Company will report basic and diluted earnings per share, in the place of the currently reported primary and fully diluted earnings per share. Under SFAS No. 128, the computation of basic earnings per share will exclude the dilutive effect of common stock equivalents. Currently, the Company's only common stock equivalents are stock options issued to employees and directors. Diluted earnings per share will reflect the potential dilutive effect of stock options, computed using the treasury stock method and the average market price of the Company's common stock over the period. The following table presents earnings per share after extraordinary item computed under SFAS No. 128:


                           3rd Qtr  3rd Qtr       YTD    YTD
                             1997    1996         1997   1996
                           -------  -------      -----   -----
     Basic                  $0.37   $(0.11)      $1.08   $0.45
     Diluted                $0.35   $(0.11)      $1.05   $0.43


The impact of this Statement on future earnings per share is largely dependent on future share prices and the amount of stock options outstanding.

7. In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This Statement consolidates existing guidance on disclosures about the Company's capital structure into one Statement. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Because the Company already makes the disclosures required by this Statement, the adoption will have no impact on the financial statements.

8. During the third quarter of 1997, the Company adopted SFAS No. 130, Reporting Comprehensive Income. The provisions of this Statement become effective in 1998, however, earlier adoption is allowed. This Statement establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements. This Statement affects the display of comprehensive income in the financial statements and does not address recognition or measurement of comprehensive income and its components. The adoption of this Statement required the reclassification of prior comparable periods.

9. Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. SFAS No. 131 will become effective in 1998.

10. All share and per share amounts have been restated for a five-for-four stock split distributed to stockholders on Jan. 14, 1997 and a three-for-two stock split distributed to stockholders on July 14, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At Sept. 30, 1997, the Company reported total assets of $4.5 billion. The Bank operates 52 branches in the Chicago metropolitan area, comprised of 35 free-standing offices and 17 banking offices located in Dominick's(R) and Cub(R) supermarkets. The Bank operates one of the largest networks of ATMs in the metropolitan Chicago area with 448 ATMs. The Bank also services approximately 180,000 checking accounts and 26,000 loans as of Sept. 30, 1997.

     The Bank will be increasing the size of its branch network during the fourth quarter of 1997, with the opening of its first "Money Connection Center" located in a storefront within the City of Chicago. The Bank is considering two additional Chicago locations for store-front branches, and will seek opportunities for additional locations in the future. Storefront branches require a significantly lower initial capital investment as compared to traditional free-standing offices. The Bank is also negotiating with a retail store chain to install ATMs in approximately 40 stores beginning in 1998.

     Both the Company and the Bank continued to operate other wholly owned financial services companies, including Investment Network, Inc., Annuity Network, Inc., SPF Insurance Agency, Inc., and St. Paul Financial Development Corporation ("SPFD"). As of Sept. 30, 1997, customers maintained $638 million of investments through Investment Network, Inc. and $336 million of annuity contracts through Annuity Network, Inc. SPFD is primarily a residential land development company focused in the greater Chicagoland area and, from time to time, participates in commercial real estate development projects. At Sept. 30, 1997, SPFD had $32.0 million in real estate equity and financing investments.

     In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank's 1-4 family residential mortgage products are originated through its retail banking offices and telephone banking facility, as well as a correspondent loan program in the Chicago metropolitan area and other Midwestern states (including Wisconsin, Indiana, Michigan and Ohio). The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile and credit card loans through the retail banking offices. The Bank has also entered into agreements to sell lesser quality home equity and automobile loans to third parties rather than retaining them for its portfolio. During the first nine months of 1997, the Bank originated $153.0 million of 1-4 family loans, $54.0 million of home equity/line of credit loans, and $8.6 million of other consumer loans.

     The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and to a much lesser extent, commercial real estate. In recent years, the Bank made these income property loans in several Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank's Board of Directors provided for a limited expansion of the Bank's nationwide income property lending program. The Board has authorized the origination of new loans in those markets where Management believes the economies are strong and where the Bank currently has an income property servicing portfolio or to borrowers with whom the Bank has a long standing relationship. During the third quarter of 1997, the Board of Directors also approved a program to originate loans secured by industrial, office, and, to a lesser extent, shopping center properties located in the Midwest. See "CREDIT RISK MANAGEMENT" for further details. During the first nine months, the Bank originated $172.1 million of income property loans.

     To supplement its loan origination efforts, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During the first three quarters of 1997, the Bank purchased $507.0 million of 1-4 family adjustable rate loans located nationally.(1) The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid investment securities. The Bank classified investment securities as either available for sale ("AFS") or held to maturity ("HTM") under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity

---------------------

     (1) Also, during October 1997, the Bank purchased an additional $189.5 million of adjustable rate 1-4 family whole loans.

Securities. Under SFAS No. 115, unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

     As a consumer-oriented retail financial institution, the Bank gathers deposits from the neighborhoods and surrounding suburbs of the metropolitan Chicago area, which have favorable savings patterns and high levels of home ownership. The Bank offers a variety of deposit products including checking, savings, money market accounts, and certificates of deposit ("CDs"). The Bank also borrows to help fund operations and interest earning asset growth.

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

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company's expectations of future financial results. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include but are not limited to i) general market rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products,
vii) deposit flows, viii) competition, ix) demand for financial services in the Company's markets, and x) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

STATEMENT OF FINANCIAL CONDITION

     St. Paul Bancorp reported total assets of $4.5 billion at Sept. 30, 1997, a $191.3 million or 4.4% increase over total assets reported at Dec. 31, 1996. Higher loans receivable, cash and cash equivalents and investment securities generally produced the increase in total assets. These increases were partly offset by lower MBS balances.

     Cash and cash equivalents totaled $256.7 million at Sept. 30, 1997, $66.5 million higher than Dec. 31, 1996. See "CASH FLOW ACTIVITY" for further details. The Bank increased cash and cash equivalent balances at Sept. 30, 1997 to help fund additional 1-4 family loan acquisitions during October 1997.

     Investment securities, comprised of U.S. Treasury and agency debt securities and other marketable equity securities, totaled $70.6 million at Sept. 30, 1997, as compared to $49.1 million at Dec. 31, 1996. Additional purchases of debt and equity securities produced the increase. At both Sept. 30, 1997 and Dec. 31, 1996, all of the Company's investment securities were classified as AFS. The Company recorded an unrealized gain of $442,000 on AFS investment securities at Sept. 30, 1997, compared to an unrealized loss of $137,000 at Dec. 31, 1996.

     MBS totaled $993.0 million at Sept. 30, 1997, $170.0 million or 14.6% less than the $1.16 billion of MBS at Dec. 31, 1996. Principal repayments produced the lower balance. The weighted average yield on the MBS portfolio was 7.04% at Sept. 30, 1997, or 12 basis points higher than the weighted average yield at Dec. 31, 1996. Lower scheduled amortization of net premiums and a modest amount of repricing in the adjustable rate portfolio produced the increase in the weighted average rate since Dec. 31, 1996. The Bank's MBS portfolio at Sept. 30,
1997, included $340.1 million of loans originated and serviced by the Bank.

     Approximately 54% of the MBS portfolio is classified as AFS, and at Sept. 30, 1997, the Company reported an unrealized gain on its AFS MBS of $4.6 million compared to an unrealized gain of $3.8 million at Dec. 31, 1996. At Sept. 30, 1997, 75% of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates), compared to 77% of the portfolio at Dec. 31, 1996.

     Net loans receivable totaled $3.0 billion at Sept. 30, 1997, $260.9 million or 9.4% higher than the $2.8 billion of loans receivable at Dec. 31, 1996. The purchase of $514.6 million of loans and the origination of another $386.6 million of loans, partly offset by $646.8 million of principal repayments, primarily produced the increase in loans receivable since year end 1996. See "CASH FLOW ACTIVITY" for further discussion.

     The weighted average rate on loans receivable decreased to 7.55% at Sept. 30, 1997 from 7.66% at Dec. 31, 1996. The repayment of higher yielding loans and the purchase and origination of loans at rates lower than the portfolio average produced a decline in the weighted average rate. At Sept. 30, 1997, 85% of the mortgage loan portfolio had adjustable rate characteristics compared to 82% at Dec. 31, 1996.

     Office properties and equipment increased $4.7 million, or 10.0% to $52.0 million at Sept. 30, 1997, from $47.3 million at Dec. 31, 1996. The purchase of a 70,000 square foot office facility, located in a Northwest suburb of Chicago, to replace a leased property used as an operations center, produced the increase. See "RESULTS OF OPERATIONS" for further details.

     Deposits totaled $3.3 billion at Sept. 30, 1997, $48.9 million or 1.5% lower than deposit balances at Dec. 31, 1996. Most of the decrease in deposit balances since year-end 1996 occurred in the second and third quarters as a portion of the certificates of deposit ("CDs") portfolio matured. The weighted average cost of deposits increased to 4.32% at Sept. 30, 1997 from 4.31% at Dec. 31, 1996. The increase was primarily related to higher rates paid on CD balances since Dec. 31, 1996.

     Total borrowings, which include FHLB advances, totaled $799.0 million at Sept. 30, 1997, $237.8 million or 42.4% higher than the $561.2 million of borrowings at Dec. 31, 1996. The increase was largely due to the use of borrowings by the Bank to fund whole loan purchases. In addition, during the first quarter of 1997, the Company issued $100 million of unsecured 7.125% senior notes due in 2004. A portion of the proceeds was used in March 1997 to redeem, at par, the Company's $34.5 million of 8.25% subordinated notes due in 2000. See "RESULTS OF OPERATIONS" for further details on the extraordinary loss on the early extinguishment of this debt.

     The combined weighted average cost of borrowings declined to 6.15% at Sept. 30, 1997 from 6.22% at Dec. 31, 1996, due primarily to the increased use of the lower-costing short-term borrowings, and the repayment of the subordinated notes. See "CASH FLOW ACTIVITY" for further discussion.

     Stockholders' equity of the Company was $409.1 million at Sept. 30, 1997 or $11.98 per share. In comparison, stockholders' equity at Dec. 31, 1996 was $388.1 million or $11.36 per share. The $20.9 million increase in stockholders' equity during the nine months ended Sept. 30, 1997 resulted from $36.6 million of net income and $9.4 million of capital provided by the exercise of stock options granted to employees and directors. These increases were partly offset by the repurchase of $17.2 million of the Company's common stock and dividends paid to shareholders of $8.8 million. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

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

     During the first nine months of 1997, the Company continued with its stock repurchase program by acquiring 981,025 shares of Company common stock, at a weighted average price of $17.55. As of Sept. 30, 1997, under the current program, the Company has purchased 1,149,775 shares (at a weighted average price of $17.13) of the 1,687,500 share goal. Under all purchase programs, the Company spent $64.7 million to reacquire 5.2 million shares at a weighted average price of $12.43 per share. See "CASH FLOW ACTIVITY -- HOLDING COMPANY LIQUIDITY" for further details.

     See "CREDIT RISK MANAGEMENT" for discussion of foreclosed real estate balances.

CAPITAL

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additionally discretionary) actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements and therefore the Company's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of Sept. 30, 1997, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of Sept. 30, 1997, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios,

Tier I risk-based ratios, and Tier I leverage ratios(2) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the following table:


                                                                            To Be Well
                                                                         Capitalized Under
                                                      For Capital        Prompt Corrective
                                   Actual         Adequacy Purposes:     Action Provisions:
                               --------------     ------------------     ------------------
Dollars in thousands           Amount   Ratio      Amount     Ratio        Amount   Ratio
As of Sept. 30, 1997           --------------     ------------------     ------------------
 Total Capital
  (to Risk Weighted Assets)   $ 413,946 16.65%    >$ 198,941   >8.00%    >$ 248,676 >10.00%
                                                  -            -         -          -
 Tier I Capital
  (to Risk Weighted Assets)   $ 382,848 15.39%    >$  99,516   >4.00%    >$ 149,274 > 6.00%
                                                  -            -         -          -
 Tier I Capital (core)
  (to Regulatory Assets)      $ 382,848  8.60%    >$ 178,039   >4.00%    >$ 222,548 > 5.00%
                                                  -            -         -          -
As of Dec. 31, 1996
  Total Capital
   (to Risk Weighted Assets)  $ 409,266 17.27%    >$ 189,562   >8.00%    >$236,953 >10.00%
                                                  -            -         -          -
  Tier I Capital
   (to Risk Weighted Assets)  $ 379,645 16.02%    >$  94,787   >4.00%    >$ 142,181 > 6.00%
                                                  -            -         -          -
  Tier I Capital (core)
   (to Regulatory Assets)     $ 379,645  8.80%    >$ 172,647   >4.00%    >$ 215,809 > 5.00%
                                                  -            -         -          -

     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Sept. 30, 1997:

                                                                     Sept. 30,
Dollars in thousands                                                   1997
-------------------------------------------------------------------------------
Stockholders' equity of the Company                                  $ 409,054
Less: capitalization of the Company
      and non-Bank subsidiaries                                        (17,528)
-------------------------------------------------------------------------------
Stockholder's equity of the Bank                                       391,526
Less: unrealized gain on
      available for sale securities                                     (2,925)
Less: investments in non-includable
      subsidiaries                                                      (1,587)
Less: intangible assets                                                 (4,166)
-------------------------------------------------------------------------------
Tangible and core capital                                              382,848
Plus: allowable GVAs                                                    31,098
-------------------------------------------------------------------------------
Risk-based capital                                                   $ 413,946
===============================================================================

     In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an

--------------------

     (2) In addition to the Tier I leverage ratio, the Bank must maintain a ratio of tangible capital to regulatory assets of 1.50%. As of Sept. 30, 1997, the Bank's tangible capital ratio of 8.60% exceeded the minimum required ratio.

interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, which has not yet been implemented, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. If a change greater than 2% occurs, one-half of the percent change in the market value of capital in excess of 2% is added to the institution's risk-based capital requirement. At Sept. 30, 1997, the Bank had $215.0 million of excess risk-based capital available to meet any additional capital requirement.

     The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a ratio of core capital to total assets of between 4% and 5% to conform to the prompt corrective action requirement and allow the Bank to be deemed at least "adequately capitalized." Even at a 4% core capital ratio requirement as of Sept. 30, 1997, the Bank would have excess core capital of $204.8 million. The Bank presently intends to maintain a ratio of core capital to total assets of at least 7%.

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

CASH FLOW ACTIVITY

Sources of Funds The major sources of funds during the first nine months of 1997 included $817.0 million of principal repayments on loans receivable and MBS, $330.0 million from the issuance of CDs, a $237.4 million net increase in borrowings, and $29.2 million from maturing AFS investment securities.

     During the first nine months of 1997, repayments of loans receivable and MBS totaled $817.0 million, compared to $641.8 million during the first nine months of 1996. Most of the increase resulted from higher repayments on income property loans. Repayments on these loans totaled $285.4 million in the first nine months of 1997, compared to $130.2 million for the first nine months of 1996. Higher repayments resulted from the scheduled maturity of a significant portion of this portfolio in 1997. Repayments in the 1-4 family loan and MBS portfolios increased slightly to $522.3 million during the first nine months of 1997 from $500.3 million during the same period in 1996. The Bank has experienced a high level of repayments in these portfolios on the adjustable-rate loans that have low initial interest rate of 1 to 5 years as borrowers refinance before the introductory interest rate resets. In addition, higher average balances also contributed to the increase in the level of payoffs.

     The issuance of CDs during the first nine months of 1997 totaled $330.0 million, slightly less than the issuance of $353.5 million of CDs during the same period in 1996. The Bank continues to rely on CDs as a source of funds. The Bank uses special promotions and features to attract depositors to CDs.
The Bank emphasizes the sale of short-term products and the entire CD portfolio has a weighted average maturity of eleven months.

     During the first nine months of 1997, net borrowings increased by $237.4 million, as compared to a $99.7 million net increase during the first nine months of 1996. During the first quarter of 1997, the Company issued $100 million of 7.125% senior notes. A portion of the proceeds was used to repay the $34.5 million of 8.25% subordinated notes. In addition, the Bank used borrowing balances to fund a significant portion of the whole loan acquisitions. See "STATEMENT OF FINANCIAL CONDITION" for further details.

     The maturity of $29.2 million of investment securities also provided additional liquidity during 1997. In comparison, during the same nine month period in 1996, $30.3 million of funds were provided by the maturity of investment securities.

Uses of Funds. The major uses of funds during the nine months ended Sept. 30, 1997 included $901.2 million of loans originated and purchased for investment, $367.8 million of payments for maturing CDs, $50.1 million for the purchase of AFS investment securities, $17.2 million for the purchase of treasury stock, and $10.5 million for additions to office properties and equipment.

     Loans originated and purchased for investment totaled $901.2 million during the first nine months of 1997, compared to $796.2 million during the same period of 1996. The Bank purchased $514.6 million of mortgage loans during the first nine months of 1997 as part of Management's strategy to replace loan repayments and build interest earning asset levels. Loans originated for investment during the first nine months of 1997 from retail operations and correspondent operations were $341.9 million and $45.8 million, respectively. In comparison, loans originated for investment from retail and correspondent operations in the first nine months of 1996 were $246.2 million and $138.8 million, respectively. Higher income property loan originations and special 1-4 family fixed-rate loan origination programs produced the increase in loan originations from the retail operations. While greater emphasis on the retail network produced the decline in originations from the correspondent network.

     Payments for maturing CDs increased from $269.1 million during the nine months ended Sept. 30, 1996 to $367.8 million during the first nine months of 1997. The scheduled maturity of some of the Bank's higher rate CD products produced the increase in payments for maturing CDs. CD balances declined in the second and third quarters of 1997 when CDs issued during 1996 promotions matured. Also, checking, savings and money market account balances decreased $11.1 million during the first nine months of 1997, compared to a decrease of $25.2 million during the first nine months of 1996.

     In addition, during the first nine months of 1997, $50.1 million of funds were used to purchase AFS investment securities. In comparison, during the same period in 1996, $20.2 million of funds were used to purchase AFS investment securities.

     During the first nine months of 1997, the Company used $17.2 million of funds to acquire 981,025 shares of its own common stock. See "HOLDING COMPANY LIQUIDITY" following for further details. In comparison, the Company used $22.4 million to acquire 1,734,375 of its own common stock during the first nine months of 1996.

     The Company increased office property and equipment expenditures to $10.5 million in the first nine months of 1997 from $8.3 million in the same period in 1996. Additions in 1997 included the purchase of a $5.4 million, 70,000 square foot office facility to be used as an operations center. For further details on the new operations center and planned additions to the Bank's branch network, see "RESULTS OF OPERATIONS -- GENERAL AND ADMINISTRATIVE EXPENSE".

Holding Company Liquidity. At Sept. 30, 1997, St. Paul Bancorp, the "holding company," had $36.6 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of less than 90 days. In addition, the Company has $20.5 million of investment securities classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At Sept. 30, 1997, no funds have been borrowed under this agreement.

     Sources of liquidity for St. Paul Bancorp during the first nine months of 1997 included $98.6 million from the issuance of senior debt, $35.9 million of dividends from the Bank and $1.8 million of dividends from SPFD and Annuity
Network, Inc.   Uses of St. Paul Bancorp's liquidity during the first nine months of 1997 included advances to the Bank of $28.7 million(3), the repayment of $34.5 million of subordinated debt, the $20.2 million purchase of investment securities, the acquisition of $17.2 million of Company common stock under the stock repurchase program, $13.8 million of advances to SPFD, and $8.8 million of dividends paid to stockholders.


--------------------

    (3) During 1997, the Company used its excess liquidity to advance funds to the Bank for use in the Bank's operation. The advance is due upon demand and earns a rate of interest comparable to what the Company could earn on its investment portfolio.

     Under the current stock repurchase program, which was announced during 1996, the Company has acquired 1,149,775 (at a weighted average price of $17.13) of the stated 1,687,500 share goal. The program will run through December 1997.

Regulatory Liquidity Requirements. Savings institutions must maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, certain corporate debt securities, and securities of specified United States government, state, or federal agency obligations. The Director of the OTS can change this liquidity requirement from time to time to any amount within the range of 4% to 10% of average deposits and short-term borrowings depending upon the economic conditions and the deposit flows of savings institutions. The current liquidity requirement is 5% of average deposits and short-term borrowings. The Bank's regulators have recently issued a proposal to reduce the current liquidity requirement. At Sept. 30, 1997, the Bank had $265.0 million invested in liquid assets, which exceeded the current requirement by $72.4 million. Up to certain limits, the Bank can use FHLB advances, securities sold under agreements to repurchase, and the issuance of mortgage-backed notes as additional sources of liquidity.

RATE/VOLUME ANALYSIS

     The following tables present the components of the changes in net interest income by volume and rate(4) for the three and nine months ended Sept. 30, 1997 and 1996:

                                          Three months ended                 Nine months ended
                                       Sept. 30, 1997 and 1996            Sept. 30, 1997 and 1996
                                      INCREASE/(DECREASE) DUE TO        INCREASE/(DECREASE) DUE TO
                                   ---------------------------------   ---------------------------------
                                                             TOTAL                               TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE      VOLUME       RATE       CHANGE
--------------------------------------------------------------------   ---------------------------------
CHANGE IN INTEREST INCOME:
Loans receivable                   $    931    $   (160)   $    771     $  2,097      $ (1,751)   $    346
Mortgage-backed securities            3,349       1,112       4,461        9,574         4,739      14,313
Investment securities                  (152)        139         (13)        (652)          430        (222)
Federal funds and interest-bearing
     bank balances                      630          38         668        1,855            38       1,893
Other short-term investments             (5)         41          36         (375)          225        (150)
                                   --------    --------    --------     --------      --------    --------
     Total interest income            4,753       1,170       5,923       12,499         3,681      16,180


CHANGE IN INTEREST EXPENSE:

Deposits                                256         489         745        2,380           882       3,262
Short-term borrowings                 3,263         108       3,371        6,319           222       6,541
Long-term borrowings                    139        (129)         10          715          (351)        364
                                   --------    --------    --------     --------      --------    --------
     Total interest expense           3,658         468       4,126        9,414           753      10,167
                                   --------    --------    --------     --------      --------    --------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES  $  1,095    $    702    $  1,797     $  3,085      $  2,928    $  6,013
                                   ========    ========    ========     ========      ========    ========


--------------------

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

RESULTS OF OPERATIONS

General.   Net income for the third quarter of 1997 was $12.4 million or $0.35 per share compared to a net loss of $3.5 million or $0.11 per share during the same quarter in 1996. Operating results in the year ago quarter included a $21.0 million one-time charge for the Bank's share of a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). See "GENERAL AND ADMINISTRATIVE EXPENSE" following for further details. Third quarter 1997 operating results represents a 19.4% increase over third quarter 1996 earnings excluding the SAIF charge, which would have been $10.4 million or $0.29 per share. Net income for the first nine months of 1997 totaled $36.6 million or $1.05 per share compared to $15.4 million or $0.43 per share during the first nine months of 1996 including the SAIF charge. Without considering the one-time charge, year-to-date 1997 earnings rose 24.9% from proforma year-to-date 1996 earnings of $29.3 million or $0.82 per share. For both the quarter and year-to-date periods, the higher level of net income resulted from higher net interest income and other operating income, as well as a lower provision for loan losses. Operating results during 1997 also included a $403,000 extraordinary loss, net of tax, on the early extinguishment of the Company's $34.5 million of subordinated notes.

Net Interest Income. Net interest income totaled $33.2 million during the third quarter of 1997, a 5.7% increase from the $31.4 million of net interest income recorded during the same quarter in 1996. For the nine month period ending Sept. 30, 1997, net interest income was $98.9 million, $6.0 million or 6.5% higher than during the same period in 1996. In both the quarter and year-to-date periods, net interest income benefited from expanded interest earning asset levels. Management continued to focus its attention on increasing interest earning assets through the purchase of adjustable rate 1-4 family whole loans. Average interest earnings assets levels increased $251 million to $4.3 billion in the nine month period ended Sept. 30, 1997 from same nine month period in 1996. This growth in interest earning assets was mainly funded with additional borrowings.

     The net interest margin ("NIM") was 3.04% during the third quarter of 1997, compared to 3.07% during the same quarter in 1996. The NIM for the first nine months of 1997 was 3.07%, level with the NIM during the year-to-date period in 1996. In both the quarter and year-to-date periods, the NIM benefited from the expanded interest earning asset levels and an increase in the overall asset yield. The higher asset yields were mainly associated with an increase in the MBS portfolio yield as amortization of net premiums decreased. However, heavier reliance on borrowings, the highest costing interest-bearing liability, and rising deposit costs put downward pressure on the NIM. A larger increase in the effective cost of deposit costs and in average borrowing balances for the quarterly comparison caused the NIM to contract by 3 basis points, while the year-to-date comparison was flat.

Interest Income. Interest income on loans receivable increased slightly in both the quarter and year-to-date periods. For the third quarter, loan interest income rose $771,000 to $59.6 million, while during the year-to-date period, loan interest income increased by $346,000 to $169.8 million. In both periods, average loan balances increased, but the effective yield earned on loans decreased. Average loan balances increased $48.8 million to $3.1 billion during the third quarter, as compared to the same quarter a year ago, while year-to-date average balances rose by $36.6 million. The Bank increased average loan balances through the acquisition of whole loans, including the purchase of $514.6 million of loans during the first nine months of 1997. However, the growth in average loan balances has been limited because of the securitization of $381 million of loans into MBS at the end of December 1996 and an increase in the amount of loan repayments. A decline in the effective loan yield partly offset the increase to loan interest income from higher average balances. The loan yield was 7.64% during the third quarter of 1997, or 2 basis points lower than during the third quarter in 1996, while the year-to-date loan yield declined 8 basis points to 7.61% over the same nine month period in 1996. For both periods, the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average contributed to the lower yields. In addition, the loan securitization transferred higher yielding loan balances into MBS, further reducing the loan yield, but causing the MBS yield to increase.

     MBS interest income increased significantly during the quarter and year-to-date periods due to higher average balances and effective yields. MBS interest income rose 33.4% during the third quarter of 1997 to $17.8 million and year-to-date interest income increased by 34.0% to $56.4 million. Average MBS balances increased by $197.1 million and $190.3 million during the quarter and year-to-date periods, respectively. The increase resulted from the $381 million loan securitization at the end of 1996, partly offset by principal repayments. The effective MBS yield rose by 50 basis points during the third quarter of 1997 to 6.92%, while the year-to-date yield rose by 66 basis points to 6.93%. The higher yields were associated with lower amortization of net premiums and the addition of the new securities that had a weighted average rate higher than the rate on the entire MBS portfolio.

     Interest income from investments increased $691,000 during the current quarter and $1.5 million during the first nine months of 1997, when compared to the same periods in 1996, due to higher average balances and effective yields. Average investment balances increased $36.3 million and $24.1 million during the third quarter and first nine months of 1997, respectively. Most of the increase in average balances was associated with higher fed fund and
interest-bearing bank balances, as the Company increased liquidity.   Higher
yields earned on new investment securities and the maturities of lower rate securities, produced the increase in yield.

Interest Expense. Both higher average balances and effective deposit costs produced the increase in deposit expense. Deposit interest expense rose $745,000 to $35.5 million during the third quarter of 1997 compared to the same period a year ago, while year-to-date expense rose by $3.3 million to $107.0 million. Average deposit balances rose by $24.0 million to $3.3 billion during the third quarter of 1997 and $74.4 million during the nine month period ending Sept. 30, 1997. Deposit balances increased during 1996 and into the first quarter of 1997, as the Bank focused on CD sales as a source of funds.
However, deposit balances have decreased in both second and third quarters of 1997, and Sept. 30, 1997 period-end deposit balances were relatively level with Sept. 30, 1996. As a result, average balances in the year-to-date comparison increased more than in the third quarter comparison. The greater reliance on CDs, the highest costing deposit product, and an increase in the weighted average CD rate also contributed to an increase in the effective cost of deposits. The effective cost of deposits increased 6 basis points during the third quarter of 1997 and 4 basis points during the first nine months of 1997.

     Higher average borrowing balances produced the increase in borrowing interest expense in both the quarter and year-to-date periods. During the third quarter of 1997, borrowing expense rose by $3.4 million to $12.1 million and year-to-date expense increased $6.9 million to $30.5 million as compared to the same periods a year ago. Average balances rose by $229.3 million during the current quarter to $777.2 million, while year-to-date average balances increased $159.2 million to $653.1 million. Management relied on borrowings, particularly short-term borrowings, to fund a significant portion of the whole loan acquisitions. The increase in short-term borrowings, which are generally lower costing than the long-term borrowings, also produced a decline in the effective cost of borrowings. The effective cost declined 13 basis points during the third of 1997 compared to the year ago quarter, and 14 basis points in the year-to-date periods. In addition, lower long-term borrowing costs also contributed to the overall decline in borrowing costs. (5)

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent on maintaining the interest rate spread, which is the difference between weighted average rates on interest earning assets and interest bearing liabilities. The interest rate spread was 2.63% at Sept. 30, 1997, compared to 2.78% at Dec. 31, 1996 and
2.75% at Sept. 30, 1996. The decline in the interest rate spread was produced by a combination of higher interest bearing liability costs and a decline in the weighted average loan rate. The heavier reliance on borrowings as a source of funds and rising deposit cost produced the higher liability costs. The repayment of higher rate loans and the purchase and origination of loans at rates below the portfolio average produced the lower weighted average loan rate.

---------------------

     (5) In February of 1997, the Company issued $100 million of 7.125% senior notes. A portion of the proceeds from the senior notes were used on Mar. 31, 1997 to redeem, at par, the Company's $34.5 million of 8.25% subordinated notes. The benefit from this repayment of the higher costing borrowings did not begin to impact borrowing expense until the second quarter of 1997.

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

     Management also believes that several product-related factors will continue to impact the interest rate spread. First, the Bank has $1.1 billion of "adjustable" rate loans and MBS that have initial fixed interest rate periods ranging from three to seven years. At Sept. 30, 1997, only $85.1 million of these loans and MBS were scheduled to reprice during the ensuing twelve months. If interest rates remain at current levels at the time of repricing, the Bank may experience an increase in the yields, but could also experience higher prepayments.

     Second, approximately $272.9 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate. (6)

     Third, $1.0 billion of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition benefits the Bank's asset yields as market rates decrease, but constrains repricing as interest rates increase.

     Lastly, nearly all adjustable rate loans and MBS contain periodic and lifetime interest rate caps that limit the amount of upward repricing on loans

-----------------------------

     (6) At Sept. 30, 1997, the weighted average fully indexed rate on these loans was 7.45% and the weighted average floor was 8.04%. These interest rate floors benefited net income by $435,000 during the third quarter of 1997 and $1.8 million for the first nine months of 1997. The floors also increased the NIM and interest rate spread during 1997 by 6 basis points. In comparison, at Sept. 30, 1996, the Bank had $415.4 million of loans at their floors, which benefited interest income by $835,000 during the third quarter of 1996 and $2.3 million during the first nine months of 1996. In addition, the floors increased the NIM and interest rate spread during the first nine months of 1996 by 8 basis points.

and MBS. Most of the annual interest caps in the Bank's loan and MBS portfolio are 2%. At Sept. 30, 1997, only $19.5 million of loans and MBS are at their periodic or lifetime interest rate caps.

     On the liability side, the Company has $633.1 million of borrowings that are scheduled to reprice during the next six months and a CD portfolio of $2.0 billion that has a weighted average remaining maturity of 11 months. The Company also has $1.3 billion of deposits in checking, savings, and money market accounts that are expected to help mitigate the effect of a rapid change in interest rates.

     Traditionally, financial institutions have used "GAP" analysis as a measure of interest rate sensitivity. GAP is the ratio of interest rate sensitive assets to interest rate sensitive liabilities over a specified time horizon, expressed as a percentage of total assets. At Sept. 30, 1997, the Company maintained a one-year negative GAP of 7.66%, suggesting that net interest income would decrease if market rates were to increase. See "ASSET/LIABILITY REPRICING SCHEDULE" following for further details.

Provision for Loan Losses. Due to continued positive trends in credit quality, the Company recorded no provision for loan losses during the third quarter or the year-to-date 1997 periods. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and adequacy of the accumulated provisions for losses. In comparison, the Company recorded a $500,000 provision for loan loss during the third quarter of 1996 and a $1.5 million provision during the first nine months of 1996.

Other Income.   An increase in other income contributed to the higher level of net income for both the third quarter and year-to-date 1997 periods. Other income for the current quarter of 1997 was $11.1 million, $2.2 million or 24.4 percent higher than during the same quarter a year ago. Year-to-date 1997 other income was $32.6 million, $5.9 million or 22.2% higher than during the same period during 1996.

     In both the three month and year-to-date periods, higher income from ATM operations generated most of the increase in other income. Income from ATM operations increased $1.2 million and $5.0 million during the third quarter and year-to-date 1997 periods, respectively. The higher ATM revenues resulted from the January 1997 introduction of an ATM access fee to non-customers who use the Bank's ATM network and the expansion of the Bank's ATM network during 1996, with the installation of over 250 ATMs in White Hen Pantry convenience stores located in the eight county Chicagoland area.

     Higher revenues from discount brokerage operations also contributed to the increase. An increase in transaction volumes at Investment Network, Inc., the Bank's discount brokerage subsidiary, produced a $658,000 increase in revenues from brokerage operations during the third quarter of 1997 and a $1.1 million increase in the year-to-date period.

     These increases in other income were partly offset by lower gains from security sales. An $855,000 gain on the sale of MBS in the first quarter of 1996 produced the lower gain on security sales in 1997.

     While most of the growth in other income during 1997 has been generated from ATM operations, several events could impact ATM revenues in the future. First, the Bank may lose the operation of up to 55 ATM machines located in a grocery store chain in the Chicagoland area, as the grocery store chain installed in-store branches of another financial institution. The Bank continues to seek partners in other ATM ventures, and during 1997 entered into an agreement with another grocery store chain to install 12 ATMs and is currently negotiating with a third grocery store chain to install approximately 40 ATMs machines during early 1998. Second, proposals have been discussed, from time to time, both at the federal and state level to introduce legislation that could increase disclosures and/or limit the Bank's ability to charge an access fee to non-customers who use a St. Paul ATM. Management can give no assurances that such legislation will be enacted (and in what form), nor can Management estimate the impact of such legislation on ATM revenues.

General and Administrative Expense.   General and administrative expenses
("G&A")totaled $25.6 million during the third quarter of 1997, or 3.3% higher than during the same period of 1996, excluding the one-time $21.0 million SAIF charge. G&A expenses for the nine month period ended Sept. 30, 1997 were $75.3 million, or 3.9% higher than during the same period in 1996 without the SAIF charge. The higher level of expense in both the quarter and year-to-date period was mainly generated by increases in compensation and benefits and occupancy, equipment and office expense. These increases in expense were partly offset by lower deposit insurance premiums.

     Compensation and benefits rose $1.0 million during the third quarter of 1997 over the same quarter in 1996, while year-to-date expense rose by $3.5 million over the same period in 1996. The increase in compensation and benefits was associated with annual merit increases, higher sales incentives, an increase in employment taxes, and higher pension costs. Occupancy, equipment and office expense rose $990,000 during the current quarter and $2.8 million for the first three quarters of 1997 compared to the same periods in 1996. The expansion of the ATM network, establishment of the Bank's new operation center, system projects, and higher depreciation on capital investments produced the increase in occupancy, equipment and office expense. System projects include a review of information systems to ensure compliance with transaction processing in the next century (as discussed further below), evaluation of current information systems and future needs, and projects related to the general ledger system.

     During the third quarter of 1996, President Clinton signed into law legislation that mandated the recapitalization of SAIF. This legislation required members of the SAIF, such as St. Paul Federal Bank for Savings, to pay a one-time assessment to bring the SAIF up to desired capitalization levels. St. Paul's share of the special assessment was $21.0 million, which was included in G&A expense during the third quarter of 1996. After this special assessment, St. Paul's annual SAIF insurance premiums dropped to a level more comparable to the rates paid by commercial banks. Because of the lower premiums, federal deposit insurance premiums decreased by $1.3 million during the third quarter of 1997 and $3.9 million during the year-to-date period, as compared to the same periods in 1996.

     Management remains committed to ongoing expense control, and have reviewed back-office operations in order to improve work flows, communications, coordination, and service as a means to improve efficiency and control expense. As part of this review, Management has outsourced the Bank's internal mail handling operations and has used increased automation to reduce staffing levels in the corporate purchasing department. Even with the above measures, 1997 G&A levels have exceeded and are expected to continue to exceed 1996 levels due to anticipated additions to the branch network, expansion of the ATM network, an increase in planned advertising and promotions, more services offered to customers, systems projects, higher compensation for retail personnel, and general inflation.

     The Company is conducting a review of its information systems department and studying ways to reorganize this function to improve its information systems. Management anticipates that this review may result in the outsourcing of certain functions, including the loan servicing and deposit central processing systems. By the end of 1997, the outsourcing vendors for these functions should be selected and processing agreements completed.

     As part of the review of back-office operations, during 1997, the Bank purchased a 70,000 square foot office facility to serve as an operations center. The Bank plans to consolidate at least two of its leased premises into this operations center. The Bank expects to gain operating and cost efficiencies by housing some back-office operations in one facility. While additional expenses are expected to be incurred as the facility is prepared for occupancy and the leased facilities are vacated in early 1998, the Bank expects to obtain cost savings over the long term from operating this facility at lower costs than the leased premises. Funds for the purchase of this facility were provided by operations.

     Management will also add to the branch network in 1997 and 1998. In December of 1997, the first "Money Connection Center" is scheduled to open, and the Bank is studying locations for up to two more of such centers, all located in the City of Chicago. These offices will be located in storefronts or neighborhood shopping centers, which have similar cost requirements as the Bank's current in-store branch locations. These centers will be located in areas with significant pedestrian traffic and will utilize technology to deliver a full range of banking services while keeping operating and staffing costs lower than free-standing branches. The Bank plans to look for other opportunities to open these storefront branches in the future. The Bank intends to fund all branch expansion with existing liquidity.

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

Operations of Foreclosed Real Estate.   The net loss generated from foreclosed
real estate operation was $59,000 during the third quarter of 1997, or $30,000 less than the net loss recorded during the same period a year ago. However, the net loss for the first nine months of 1997 of $142,000 was substantially less than the $1.2 million loss incurred during the same period in 1996. The lower net cost was produced by a lower provision for real estate owned ("REO") losses. The provision during 1996 was considered necessary to reflect an additional loss on a multifamily property sold during the second quarter of 1996.(7) See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes.   A higher level of pretax income primarily produced the increase in the provision for income taxes for both the quarter and year-to-date periods.


----------------------

    (7) The additional loss in 1996 occurred when the Bank entered into a sales contract with a buyer to purchase the multifamily property at a value lower than the current book value. While the book value was supported by a current appraisal, Management elected to accept a liquidation value, principally due to the high vacancy levels, rather than holding this asset in an effort to achieve stabilization of occupancy.

The annual effective income tax rate for year-to-date 1997 periods was 33.9%, compared to 33.8% during 1996.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS


                                                                                    Three months ended Sept. 30,
Dollars in thousands                        At Sept. 30, 1997                  1997                            1996
---------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                          Effective                       Effective
                                                      Yield/      Average                Yield/    Average               Yield/
                                            Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
Investments:
     Investment securities  (b)           $   70,583    6.50%  $   70,693     $ 1,144     6.42%  $   80,654   $ 1,157     5.69%
     Federal funds and
        interest-bearing bank balances       139,785    5.11       85,049       1,153     5.38       38,411       485     5.01
     Other investments (c)                    76,832    5.96       67,004       1,071     6.34       67,360     1,035     6.10
---------------------------------------------------------------------------------------------------------------------------------
Total investments                            287,200    5.68      222,746       3,368     6.00      186,425     2,677     5.70
Mortgage-backed securities (b)               993,007    7.04    1,029,606      17,815     6.92      832,458    13,354     6.42
Loans receivable (d)                       3,091,024    7.55    3,121,693      59,604     7.64    3,072,933    58,833     7.66
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets             $4,371,231    7.31%  $4,374,045     $80,787     7.39%  $4,091,816   $74,864     7.32%
=================================================================================================================================

Deposits:
     Interest-bearing checking            $  217,138    1.65%  $  227,752     $   948     1.65%  $  230,749   $ 1,033     1.78%
     Non-interest-bearing checking           147,566      --      150,135          --       --      135,211        --       --
     Other non-interest-bearing accounts      45,664      --       42,587          --       --       30,863        --       --
     Money market accounts                   214,863    3.73      220,493       2,062     3.71      211,860     1,849     3.46
     Savings accounts                        670,706    2.45      683,957       4,215     2.44      692,517     4,216     2.42
     Certificates of deposit               1,992,220    5.73    1,972,347      28,287     5.69    1,972,063    27,669     5.57
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                             3,288,157    4.32    3,297,271      35,512     4.27    3,273,263    34,767     4.21
Borrowings:(e)
     Short-term borrowings                   530,187    5.83      508,394       7,505     5.86      287,168     4,134     5.71
     Long-term borrowings                    268,843    6.76      268,854       4,576     6.75      260,779     4,566     6.95
---------------------------------------------------------------------------------------------------------------------------------
Total borrowings                             799,030    6.15      777,248      12,081     6.17      547,947     8,700     6.30
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        $4,087,187    4.68%  $4,074,519     $47,593     4.63%  $3,821,210   $43,467     4.51%
=================================================================================================================================

Excess of interest-earning assets
     over interest-bearing liabilities    $  284,044           $  299,526                        $  270,606
=================================================================================================================================

Ratio of interest-earning assets to
     interest-bearing liabilities               1.07x                1.07x                             1.07x
=================================================================================================================================

Net interest income                                                           $33,194                         $31,397
=================================================================================================================================

Interest rate spread                                    2.63%
=================================================================================================================================

"Average" interest rate spread                                                            2.76%                           2.81%
=================================================================================================================================

Net yield on average earning assets                                                       3.04%                           3.07%
=================================================================================================================================


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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS





                                                                                    Nine months ended Sept. 30,
Dollars in thousands                        At Sept. 30, 1997                  1997                            1996
---------------------------------------------------------------------------------------------------------------------------------
                                                     Weighted                          Effective                       Effective
                                                      Yield/      Average                Yield/    Average               Yield/
                                            Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
Investments:
     Investment securities  (b)           $   70,583    6.50%  $   67,615   $   3,201     6.33%  $   82,141   $   3,423     5.57%
     Federal funds and
        interest-bearing bank balances       139,785    5.11       97,577       3,876     5.31       50,847       1,983     5.21
     Other investments (c)                    76,832    5.96       64,721       3,075     6.35       72,839       3,225     5.92
---------------------------------------------------------------------------------------------------------------------------------
Total investments                            287,200    5.68      229,913      10,152     5.90      205,827       8,631     5.61
Mortgage-backed securities (b)               993,007    7.04    1,084,916      56,376     6.93      894,663      42,063     6.27
Loans receivable (d)                       3,091,024    7.55    2,974,964     169,825     7.61    2,938,392     169,479     7.69
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets             $4,371,231    7.31%  $4,289,793   $ 236,353     7.35%  $4,038,882   $ 220,173     7.27%
=================================================================================================================================

Deposits:
     Interest-bearing checking            $  217,138    1.65%  $  231,720   $   2,933     1.69%  $  234,786   $   3,077     1.75%
     Non-interest-bearing checking           147,566      --      145,653          --       --      129,619          --       --
     Other non-interest-bearing accounts      45,664      --       40,773          --       --       31,237          --       --
     Money market accounts                   214,863    3.73      219,196       6,002     3.66      203,942       5,018     3.29
     Savings accounts                        670,706    2.45      684,350      12,561     2.45      696,212      12,632     2.43
     Certificates of deposit               1,992,220    5.73    2,017,587      85,529     5.67    1,969,081      83,036     5.64
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                             3,288,157    4.32    3,339,279     107,025     4.29    3,264,877     103,763     4.25
Borrowings:(e)
     Short-term borrowings                   530,187    5.83      385,087      16,751     5.82      239,722      10,210     5.69
     Long-term borrowings                    268,843    6.76      268,028      13,718     6.84      254,166      13,354     7.02
---------------------------------------------------------------------------------------------------------------------------------
Total borrowings                             799,030    6.15      653,115      30,469     6.24      493,888      23,564     6.38
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        $4,087,187    4.68%  $3,992,394   $ 137,494     4.60%  $3,758,765   $ 127,327     4.53%
=================================================================================================================================

Excess of interest-earning assets
     over interest-bearing liabilities    $  284,044           $  297,399                        $  280,117
=================================================================================================================================

Ratio of interest-earning assets to
     interest-bearing liabilities               1.07x                1.07x                             1.07x
=================================================================================================================================

Net interest income                                                         $  98,859                         $  92,846
=================================================================================================================================

Interest rate spread                                    2.63%
=================================================================================================================================

"Average" interest rate spread                                                            2.75%                             2.74%
=================================================================================================================================

Net yield on average earning assets                                                       3.07%                             3.07%
=================================================================================================================================

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

KEY CREDIT STATISTICS

                                     Sept. 30, 1997      Dec. 31, 1996      Dec. 31, 1995
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
----------------------------------------------------------------------------------------------
LOAN PORTFOLIO
----------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                       $2,100,251   69%   $1,753,907   63%   $1,663,228   62%
Multifamily units                         899,099   29       988,506   35       979,017   36
Commercial                                 63,152    2        54,985    2        54,981    2
Land and land development                     ---    -         1,633    *         1,940    *
----------------------------------------------------------------------------------------------
Total mortgage loans                   $3,062,502  100%   $2,799,031  100%   $2,699,166  100%
==============================================================================================

CONSUMER LOANS:
Secured by deposits                    $      853    6%   $    1,169    6%   $    2,307   10%
Education (guaranteed)                         17    *           210    1           261    1
Home improvement                              197    1           281    1           576    2
Auto                                       12,152   83        16,197   85        20,034   86
Personal                                    1,394   10         1,193    7           165    1
----------------------------------------------------------------------------------------------

Total consumer loans                   $   14,613  100%   $   19,050  100%   $   23,343  100%
----------------------------------------------------------------------------------------------
Total loans held for investment        $3,077,115         $2,818,081         $2,722,509
==============================================================================================

Weighted average rate                             7.55%              7.66%              7.69%
==============================================================================================

*Less than 1%


                                     Sept. 30, 1997      Dec. 31, 1996      Dec. 31, 1995
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
----------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                       $   10,352   68%   $    9,102   73%   $    7,722   26%
Multifamily units                           2,670   17           ---   --         8,665   30
Commercial                                    ---   --           387    3         1,360    5
----------------------------------------------------------------------------------------------
Total mortgage loans                       13,022   85         9,489   76        17,747   61
CONSUMER LOANS                                 61    *            46    *            81    *
REAL ESTATE OWNED:
1-4 family units                              308    2         1,566   13         2,174    8
Multifamily units                             ---   --           ---   --         8,206   28
Commercial                                  1,920   13         1,351   11           997    3
----------------------------------------------------------------------------------------------
Total real estate owned                     2,228   15         2,917   24        11,377   39
----------------------------------------------------------------------------------------------
Total nonperforming assets             $   15,311  100%   $   12,452  100%       29,205  100%
==============================================================================================

*Less than 1%

                                                          Sept. 30,     Dec. 31,    Dec. 31,
                                                            1997         1996        1995
----------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
----------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable            0.08%         0.15%     0.21%
Net California loan charge-offs to average California
     loans receivable                                       0.37          0.56      0.48
Loan loss reserve to total loans                            1.11          1.28      1.42
Loan loss reserve to nonperforming loans                  260.41        377.19    216.62
Loan loss reserve to impaired loans                       159.25         64.04    120.37
Nonperforming assets to total assets                        0.34          0.29      0.71
General valuation allowance to non-
     performing assets                                    212.12        248.88    123.94
----------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

LENDING
     At Sept. 30, 1997, the loans receivable portfolio was mainly comprised of residential mortgages, secured by both 1-4 family and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, commercial real estate loans, land loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

     Non-performing loans totaled $13.1 million at Sept. 30, 1997, up $3.5 million from Dec. 31, 1996. The increase was largely due to the addition of one $2.7 million income property loan to non-performing status during the third quarter of 1997 and $1.2 million increase in non-performing 1-4 family loans. Despite the slight increase since year-end, non-performing loans continue to be among the lowest levels in recent history.

     At Sept. 30, 1997, the Bank had a net investment in impaired loans of $21.4 million, compared to $56.2 million at Dec. 31, 1996.(8) At both Sept. 30, 1997 and Dec. 31, 1996, all of the impaired loans were performing but considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. As anticipated by Management, the level of impaired loans has been significantly reduced since Dec. 31, 1996, primarily because of the resolution of several income property loans that had been classified as impaired because of pending maturities.

     The accumulated provision for loan losses at Sept. 30, 1997 was $34.1 million compared to $36.0 million at Dec. 31, 1996, a decrease of $1.9 million. The following table provides a rollforward of the accumulated provision for loan losses from Jan. 1, 1996 through Sept. 30, 1997:



----------------------

     (8) Impaired as defined in SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

                                    1997                      1996
                               --------------     --------------------------
                                Nine Months        Nine Months    Year Ended
Dollars in thousands           Ended Sept. 30     Ended Sept. 30    Dec. 31
---------------------------------------------     --------------------------
Beginning of Period                 $35,965         $38,619       $38,619
Provision for losses                    ---           1,500         1,750
Charge-offs                          (2,632)         (4,255)       (5,113)
Recoveries                              736             416           709
                               --------------     --------------------------
End of Period                       $34,069         $36,280       $35,965
                               ==============     ==========================


     The general valuation allowance is evaluated based on a careful review of the various risk components that are inherent in each of the loan portfolios,
including off-balance sheet items.   The risk components that are evaluated
include the level of non-performing and classified assets, geographic concentrations of credit, economic conditions, trends in real estate values, the impact of changing interest rates on borrower debt service, as well as historical loss experience, peer group comparisons, and regulatory guidance.

     Net loan charge-offs in the first nine months of 1997 totaled $1.9 million, compared to $3.8 million of net charge-offs in the first nine months of 1996.(9) Of the $2.6 million of gross charge-offs, $1.9 million had already been identified as "loss" for which a specific reserve had been established at year-end 1996. Annualized net loan charge-offs to average loans receivable totaled 0.08% during the first nine months of 1997. In comparison, the Company's net loan charge-offs in 1996 and 1995 were equivalent to 0.15% and 0.21% of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

     No loan loss provision was recorded during the nine months ended Sept. 30, 1997 compared to a $1.5 million loan loss provision during the same period in 1996. The decline in recent years in the level of classified loans, non-performing assets, and charge-offs, as well as a decrease in the size of the Bank's income property lending portfolio, and the stabilization of certain real

--------------------

     (9) Gross loan charge-offs in the first nine months of 1997 totaled $2.6 million and included $2.1 million of charge-offs on income property loans that were considered impaired under SFAS No. 114 and $535,000 of charge-offs on 1-4 family and consumer loans. Recoveries during the first nine months of 1997 were primarily related to income property loans.

estate markets have allowed the Bank to reduce the level of the accumulated provision for loan losses by recording loss provisions below net charge-offs.
In the future, if the trends noted above continue, the level of charge-offs may be higher than loan loss provisions, thereby further reducing the level of the accumulated provision for loan losses. See "KEY CREDIT STATISTICS" for further details.

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

     In addition to refinancing existing maturing income property loans, the Bank's Board of Directors has provided for a limited expansion of income property lending outside of the Midwest. Under this program, the Bank has been authorized to originate new multifamily loans in strong markets where the Bank already has an income property servicing portfolio or to borrowers with whom it has a long-standing relationship. Originations under this program are not expected to exceed $100 million during 1997, and will help offset the repayment of maturing loans. During the third quarter of 1997, the Board of Directors approved a program to provide loans on real estate secured by industrial, office, and shopping center properties. The initial focus of the program will be on industrial centers and secondarily on office complexes. Loans on shopping centers will be considered only on a very select basis. The geographic focus of the program will be in the Midwestern states. Management anticipates originations under this program to be between $20 million and $25 million during the next 12 months.

     During the first nine months of 1997, the Bank purchased $507.0 million of whole loans, secured by 1-4 family residences located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures, and because of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. The Bank also purchased $7.6 million of loans secured by income property real estate located in Wisconsin. The Bank applied its own loan origination underwriting standards to the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

     Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. While some softness persists in certain areas, Management is not aware of any unfavorable changes in those economies that would have a significant adverse effect on the Bank's loan portfolio.

     As of Sept. 30, 1997, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 21%, compared to 34% at Dec. 31, 1996. Lower classified asset levels primarily generated the decrease in the ratio.


OTHER REAL ESTATE OWNED

     REO totaled $2.2 million at Sept. 30, 1997 compared to $2.9 million at the end of 1996. Of total REO at Sept. 30, 1997, $300,000 were 1-4 family assets and $1.9 million was income property real estate.

     The accumulated provision for real estate losses totaled $242,000 at Sept. 30, 1997 compared to $284,000 at Dec. 31, 1996. During the first nine months of 1997, the Bank recorded net charge-offs of $42,000 generating the decrease in the accumulated provision. In comparison, $2.5 million of net charge-offs were recorded during the same period in 1996. There was no provision for REO losses during the first nine months of 1997 compared to $943,000 in the first nine months of 1996. See "RESULTS OF OPERATIONS" for further details on REO provision.

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

ASSET/LIABILITY REPRICING SCHEDULE (a)

                                                                    at Sept. 30, 1997
                                       -------------------------------------------------------------------------------------
                                       Weighted                                 More than 6
                                        Average              % of    6 Months    months to                             Over
                                         Rate    Balance     Total    or less     1 year   1-3 years    3-5 years    5 years
----------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                   (Dollars in thousands)
Investments:(b)
  Adjustable rate                        5.11%  $  139,785      3%  $  139,785   $       -  $        -   $      -  $       -
  Fixed rate                             6.18      147,415      3       48,792       9,981      10,013          -     78,629
Mortgage-backed securities:(c)
  Adjustable rate                        7.03      744,709     17      288,692     241,995     214,022          -          -
  Fixed rate                             7.05      248,298      6       16,440      15,718      52,854     47,872    115,414
Mortgage loans:(c)
  Adjustable and renegotiable rate       7.45    2,608,745     61    1,220,732     414,133     810,509    163,371        -
  Fixed rate                             8.15      453,757     10       45,410      46,478     145,647    100,578    115,644
Consumer loans (c)                       7.64       14,613      *        2,177       1,384       4,457      3,303      3,292
Assets held for sale                     7.80       13,909      *       13,909           -           -          -          -
                                       -------------------------------------------------------------------------------------
  Total rate sensitive assets            7.31%  $4,371,231    100%  $1,775,937   $ 729,689  $1,237,502   $315,124  $ 312,979
                                       =====================================================================================

RATE SENSITIVE LIABILITIES:
Deposits:
  Checking accounts                      0.87%  $  409,904     10%  $  111,118   $  23,319  $   76,442   $ 55,229  $ 143,796
  Savings accounts                       2.45      670,755     16      221,283      42,458     133,338     89,656    184,020
  Money market deposit accounts          3.72      215,278      5      215,278           -           -          -          -
  Fixed-maturity certificates            5.73    1,992,220     49      865,548     741,948     259,740     72,402     52,582
                                       -------------------------------------------------------------------------------------
                                         4.32    3,288,157     80    1,413,227     807,725     469,520    217,287    380,398
Borrowings:
  FHLB advances                          5.99      391,085     10      340,000           -      50,000        248        837
  Other borrowings                       6.20      391,545     10      293,139           -           -          -     98,406
  Mortgage-backed note                   8.54       16,400      *            -           -      16,400          -          -
                                       -------------------------------------------------------------------------------------
                                         6.15      799,030     20      633,139           -      66,400        248     99,243
                                       -------------------------------------------------------------------------------------
Total rate sensitive liabilities         4.68%  $4,087,187    100%  $2,046,366   $ 807,725  $  535,920   $217,535  $ 479,641
                                       =====================================================================================

Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)    2.63%  $  284,044          $ (270,429)  $ (78,036) $  701,582   $ 97,589  $(166,662)
                                       =====================================================================================

Cumulative GAP                                                      $ (270,429)  $(348,465) $  353,117   $450,706  $ 284,044
Cumulative GAP to total assets without
  regard to hedging transactions                                         (5.95)%     (7.66)%      7.76%      9.91%      6.24%
Cumulative GAP to total assets with
  impact of hedging transactions                                         (3.88)%     (5.77)%      8.31%      9.91%      6.24%


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

(a) The Company filed a current report on Form 8-K on July 15, 1997, announcing the extension of its current stock repurchase program until December 1997.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ST. PAUL BANCORP, INC.
                                 -----------------------------------------
                                             (Registrant)


Date: November 14, 1997           By:    /s/ Joseph C. Scully
      -----------------              ------------------------------------------
                                             Joseph C. Scully
                              Chairman of the Board and Chief Executive Officer
                                        (Duly Authorized Officer)




Date: November 14, 1997           By:     /s/ Robert N. Parke
      -----------------              ------------------------------------------
                                              Robert N. Parke
                                    Senior Vice President and Treasurer

                                        (Principal Financial Officer)