Form 10-K405
period 1997-12-31
ST PAUL BANCORP INC
filed 1998-03-27
CIK 810578

ANNUAL REPORT ON FORM 10-K


Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Dec. 31, 1997.
Commission File Number 0-15580

ST. PAUL BANCORP, INC.

Incorporated in the State of Delaware
IRS Employer Identification #36-3504665
Address:   6700 West North Avenue
           Chicago, Illinois 60707
Telephone: (773) 622-5000


Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01; Preferred Stock Purchase Rights.

        As of Jan. 31, 1998, St. Paul Bancorp, Inc. had 34,257,983 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of Jan. 31, 1998, was $734,490,935.(1)

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


                     Documents Incorporated By Reference:
PARTS I, II, III, AND IV:
        Portions of the Annual Report to Shareholders for the fiscal year ended Dec. 31, 1997.
PART III:
        Portions of the definitive proxy statement for the 1998 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.



________________________

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

         The information required by the following items are incorporated herein by reference from portions of the registrant's Annual Report to Shareholders at Exhibit 13 as follows:

                                                                                                   Page Number
         PART I                                                                                    at Exhibit 13
                                                                                                   -------------
         Item 1  Business
                 General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20-21, 44, 67-68
                 Distribution of Assets, Liabilities and Stockholder's Equity;
                 Interest Rates and Interest Differential  . . . . . . . . . . . . . . . . . . . . . . . . 26-27
                 Investment Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38, 48-49
                 Loan Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . .  32-35, 38, 45, 49-50, 61
                 Summary of Loan Loss Experience . . . . . . . . . . . . . . . . . . . . . . . . . 34-35, 45, 50
                 Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26, 37, 52
                 Return on Equity and Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-19
                 Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39, 52-54

         Item 2  Properties . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67

         Item 3  Legal Proceedings  . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  none

         Item 4  Submission of Matters to a Vote of
                 Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  none

         PART II

         Item 5  Market for the Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . .  21, 23, 25, 34, 55-57, 65, 66-68, 72

         Item 6  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . 18-19

         Item 7  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 20-39

         Item 8  Financial Statements and Supplemental Data . . . . . . . . . . . . . . . . . . .  . . . . 40-65

         Item 9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . .  none

         PART III

         Item 10 Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .. . . 70*

         Item 11 Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . *

         Item 12 Security Ownership of Certain Beneficial Owners
                 and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . *

         Item 13 Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .. . . . *

         PART IV

         Item 14 Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 68-69

         * St. Paul Bancorp's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Organizational Planning and Stock Option Committees on Executive Compensation" and "Comparative Performance Graph."

         SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 1998 on its behalf by the undersigned thereunto duly authorized.

         St. Paul Bancorp, Inc.
         Joseph C. Scully
         Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the registrant and in the capacities indicated.



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

EXHIBITS (c)

Financial Statements Filed                                                 Page
-------------------------------------------------------------------------------
St. Paul Bancorp, Inc.
Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .   40
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   44
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . .   65

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted, since the required information is included in the footnotes or is not applicable.
    No reports on Form 8-K were filed during the last quarter of 1997.
    The following Exhibit Index lists the Exhibits to Annual Report on Form
10-K.

EXHIBIT NUMBER 3
Certificate of Incorporation and Bylaws.

i        Certificate of Incorporation (a).
ii       Bylaws of Registrant, as amended (a).
iii      Amendments to Bylaws of Registrant dated as of Dec. 18, 1989,
         July 18, 1992,
         Sept. 27, 1993, Oct. 25, 1993 and Feb. 28, 1994, respectively (a).

EXHIBIT NUMBER 10
Material Contracts.

i        Stock Option Plan, as amended (a)(b).
ii       Amendment to Stock Option Plan dated May 13, 1992 (a)(b).
iii      Amendment to Stock Option Plan dated May 4, 1994 (a)(b).
iv       1995 Incentive Plan (a)(b).
v        Employment Agreements, dated as of  Dec. 19, 1994, among St. Paul
         Bancorp, Inc., St. Paul Federal Bank For Savings and Joseph C. Scully
         and Patrick J. Agnew, respectively (a)(b).
vi       Amendments to Employment Agreements, dated as of May 22, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and
         Joseph C. Scully and Patrick  J. Agnew, respectively  (a)(b).
vii      Amendments to Employment Agreements, dated as of Aug. 28, 1995, among
         St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and
         Joseph C. Scully and Patrick  J. Agnew, respectively  (a)(b).
viii     Amendments to Employment Agreements, dated as of Dec. 31, 1995, among
         St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and
         Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).
ix       Severance Agreements, dated as of Dec. 21, 1992, among St. Paul
         Bancorp, Inc., St. Paul Federal Bank For Savings and Robert N. Parke,
         Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick,
         respectively (a)(b).
x        Amendments to Severance Agreements, dated as of Dec. 19, 1994, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and
         Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M.
         Sladnick, respectively (a)(b).
xi       Amendments to Severance  Agreements, dated as of  May 22, 1995, among
         St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and
         Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M.
         Sladnick, respectively (a)(b).
xii      Amendments to Severance Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, Inc., St. Paul Federal Bank For Savings and
         Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M.
         Sladnick, respectively (a)(b).

xiii        St. Paul Federal Bank For Savings Deferred Compensation Trust
            Agreement,  dated April 21, 1987 (a)(b).
xiv         First Amendment to Agreement in Trust, dated as of Dec. 31, 1989, by and  between St. Paul Federal Bank For Savings and Alan J.
            Fredian, Michael  R. Notaro and Faustin A. Pipal, as trustees
            (a)(b).
xv          St. Paul Federal Bank For Savings and St. Paul Bancorp, Inc.
            Nonqualified Retirement Plan for Directors, as amended and restated
            as  of March 28, 1994 (a)(b).
xvi         First Amendment to St. Paul Federal Bank For Savings and St.
            Paul  Bancorp, Inc. Nonqualified Retirement Plan for Directors,
            dated as of  Dec. 31, 1995 (a)(b).
xvii        St. Paul Federal Bank For Savings Supplemental Retirement Plan and
            Excess Benefit Plan as amended and restated (b).
xviii       St. Paul Federal Bank For Savings Supplemental Retirement Trust as
            amended and restated (b).
xix         St. Paul Bancorp, Inc. and St. Paul Federal Bank For Savings
            Employee  Severance Compensation Plan, executed Dec. 20, 1993
            (a)(b).
xx          Term Loan Agreement, dated as of Nov. 21, 1991, among St. Paul
            Federal  Bank For Savings Employee Stock Ownership Trust, St. Paul
            Bancorp, Inc.,  and Nationar (a).
xxi         First Amendment to Term Loan Agreement, dated as of June 30, 1993
            (but  effective as of May 5, 1993), by and among St. Paul Federal
            Bank For  Savings Employee Stock Ownership Trust, St. Paul Bancorp,
            Inc. and  Nationar (a).
xxii        Letter, dated Jan. 19, 1996, among St. Paul Federal Bank For
            Savings  Employee Stock Ownership Trust, St. Paul Bancorp, Inc. and
            Northwest  Savings Bank, as successor in interest to Nationar (a).
xxiii       Shareholders Right Plan, dated Oct. 26, 1992 (a).
xxiv        Indenture and First Supplemental Indenture, dated Feb. 11, 1997, between  St. Paul Bancorp, Inc. and Harris Trust and Savings Bank
            (a).
xxv         Indenture dated as of July 1, 1989 between St. Paul Federal Bank
            For Savings and Bankers Trust Company, Trustee (a).
xxvi        Revolving Loan Agreement, dated as of Sept. 15, 1995, between
            St. Paul  Bancorp, Inc. and LaSalle National Bank (a).
xxvii       First Amendment to Revolving Loan Agreement, dated as of Oct. 15,
            1996, between St. Paul Bancorp, Inc. and LaSalle National Bank (a).

EXHIBIT NUMBER 13         Portions of the 1997 Annual Report to Shareholders.

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

                                                               Exhibit 10 (xvii)
                      ST. PAUL FEDERAL BANK FOR SAVINGS
             SUPPLEMENTAL RETIREMENT PLAN AND EXCESS BENEFIT PLAN

                  Amended and Restated Effective November 1, 1997

ARTICLEI.

Introduction

         1.1. Plan: The St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan (collectively, the "Plan") is maintained by St. Paul Federal Bank For Savings (the "Bank") for the benefit of certain employees of the Bank.
         1.2. Effective Date: The original effective date of the Plan, as established by a resolution of the Board of Directors of the Bank, was January 1, 1984. The Plan was amended and restated effective January 1, 1989, to reflect the enactment of Section 401(a)(17) of the Code, by the adoption of the St. Paul Federal Bank For Savings Supplemental Retirement Plan, was further amended, effective January 1, 1991, to make certain design changes, and was further amended and restated, effective June 23, 1997, to include certain change in control provisions. The Plan is hereby further amended and restated, effective November 1, 1997, to incorporate a revised benefit formula and to make certain related design changes.
         1.3. Purpose of the Plan: The purpose of the Plan is to supplement the benefits of employees under the St. Paul Federal Bank For Savings Employees Pension Plan (referred to herein as the "Retirement Plan"), as revised from time to time.


ARTICLEII.

Definitions

         2.1. Actuarial Equivalent. Shall mean, with respect to a given benefit, any other benefit provided under the terms of the Plan that has the same present or equivalent value on the date the given benefit payment commences, based on the actuarial equivalency factors used with respect to the corresponding benefit under the Retirement Plan.
         2.2. Bank: Shall mean St. Paul Federal Bank For Savings and any of its subsidiaries or affiliated business entities participating in the Retirement Plan.
         2.3. Code: Shall mean the Internal Revenue Code of 1986, as amended from time to time.
         2.4.    Company:  Shall mean St. Paul Bancorp, Inc. or any successor.
         2.5. Compensation: Shall mean Compensation as defined in the Retirement Plan, but without regard to the annual dollar amount limitation imposed by Code Section 401(a)(17).
         2.6. Disability or Disabled: Shall mean "Disability" as defined in the Retirement Plan.
         2.7. Early Retirement Date: Shall mean the date as of which a Participant both is eligible for and elects to commence receiving an Early Retirement Pension under the Retirement Plan.

         2.8.    Grandfathered Benefit.  Shall mean the benefit described in
Section 3.6, which is intended to provide each individual who is a Participant as of November 1, 1997 with a benefit under the Plan equal to the greater of
(i) the benefit described in Section 3.1, 3.2 or 3.3, as applicable, or (ii) the benefit the Participant would have received under this Plan (at the time the Participant begins receiving a distribution hereunder) assuming the terms of the June 23, 1997 Amendment and Restatement of the Plan were still in effect.
         2.9. High Average Recognized Compensation: Shall mean the Compensation of a Participant for each of the three consecutive calendar years of his or her employment service with the Bank which produce the highest annual average. If a Participant has been in the employ of the Bank for more than one calendar year but less than three calendar years, then the High Average Recognized Compensation for that Participant shall be based upon that Participant's actual calendar years of service. If a Participant has served with the Bank for less than one year, then the High Average Recognized Compensation for that Participant shall be equal to the Participant's Compensation.
         2.10. Maximum Benefit: Shall mean the Participant's actual monthly Normal, Early, Deferred Vested or Disability Retirement Pension or Eligible Spouse benefit, whichever is applicable, payable under Articles V and VI of the Retirement Plan.
         2.11. Normal Retirement Date: Shall mean the date as of which a Participant both is eligible for and elects to commence receiving a Normal Retirement Pension under the Retirement Plan.
         2.12. Participant: Shall mean any employee of the Bank or the Company, who is designated by the Board of Directors of the Bank or the Company to be eligible to participate in the Plan.
         2.13. Plan: The St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan.
         2.14.   Plan Administrator: Shall mean the Bank.
         2.15. Retirement Plan: Shall mean the St. Paul Federal Bank For Savings Employees' Pension Plan, as amended from time to time.
         2.16. Unrestricted Benefit: Shall mean the Participant's maximum monthly Normal, Early, Deferred Vested or Disability Retirement Pension or Eligible Spouse benefit, whichever is applicable, that would be payable under Articles V and VI of the Retirement Plan if such benefit were determined without regard to the limitations of the Code imposed under Section 415 and
Section 401(a)(17).

         2.17. Year of Service. Shall mean each year of Credited Service earned by the Participant under the Retirement Plan.

ARTICLEIII.

Benefits

         3.1. Normal Retirement Benefit: Subject to the Grandfathered Benefit provisions of Section 3.6, upon attainment of his or her Normal Retirement Date, a Participant shall be entitled to an annual benefit equal to
(a) 70% of his or her High Average Recognized Compensation reduced by (b) his or her annual Normal Retirement Pension under the Retirement Plan. Notwithstanding the preceding sentence, if the Participant's full Years of Service equal less than 25 as of his or her Normal Retirement Date, then his or her annual benefit under the preceding sentence shall be reduced by a fraction, the numerator of which is the difference between 25 and the Participant's Years of Service, and the denominator of which is 25. For purposes of this Plan, the annual Normal Retirement Pension under the Retirement Plan shall be the amount equal to the Participant's Normal Retirement Pension benefit (determined on a single life basis) payable under Section 5.1 of the Retirement Plan. Subject to Section 3.7, this Normal Retirement Benefit shall be payable in equal monthly installments commencing on the first day of the month following the Participant's Normal Retirement Date and continuing for the remainder of the Participant's life.
         3.2. Early Retirement Benefit: Subject to the Grandfathered Benefit provisions of Section 3.6, upon attainment of his or her Early Retirement Date, a Participant shall be entitled to an annual benefit equal to the Actuarial Equivalent (which for purposes of this Section 3.2 shall include a reduction by the same early retirement reduction factors in Section 5.2 of the Retirement Plan) amount of his or her Normal Retirement Benefit. Subject to Section 3.7, this Early Retirement Benefit shall be payable in equal monthly installments commencing on the first day of the month following the Participant's Early Retirement Date, and continuing for the remainder of the Participant's life.
         3.3. Disability Retirement Benefit: If a Participant terminates employment with the Bank or the Company prior to his or her Early Retirement Date and is Disabled such that he or she can become entitled to a Disability Retirement Pension under the Retirement Plan, such Participant shall be deemed to have remained in the employ of the Bank until the earliest to occur of: (a) the Participant's death; (b) the Participant's attaining his or her Normal Retirement Date; or (c) the cessation of the Participant's Disability and the failure of the Participant to return to active employment with the Bank within a reasonable time after recovery from the Disability. Upon attaining his or her Normal Retirement Date, such Participant shall be entitled to a benefit equal to his or her resulting Normal Retirement Benefit.
         3.4. Deferred Vested Benefit: If a Participant terminates employment with the Bank or the Company prior to attaining his or her Early or Normal Retirement Date and is entitled to a deferred vested pension under the Retirement Plan, such Participant will not be entitled to any benefit under
Section 3.1, 3.2 or 3.3 of this Plan. However, such a Participant shall be entitled to a monthly benefit equal to his or her Unrestricted Benefit less his or her Maximum Benefit commencing at his or her Early or Normal Retirement Date.
         3.5. Spouse's Pension Benefit: Subject to Section 3.7, upon the death of a Participant whose spouse is eligible for a pre- or post-termination of employment surviving spouse benefit under the Retirement Plan ("Eligible Spouse Benefit"), the Participant's surviving Eligible Spouse shall be entitled to a monthly benefit equal to the Unrestricted Benefit less the Maximum Benefit.
         3.6. Grandfathered Benefit. If greater than his or her Normal or Early Retirement Benefit described in Section 3.1 or 3.2 above, a Participant's Normal or Early Retirement Benefit shall equal his or her Unrestricted Benefit less his or her Maximum Benefit.
         3.7. Optional Forms of Benefit Payment: A benefit payable under this Article III shall be paid at such time or times as the Participant's corresponding Retirement Plan benefit. In addition, if the Participant chooses any optional forms of payment under Section 6.4 or 6.5 of the Retirement Plan for his or her Retirement Plan benefit, that such chosen optional form of payment shall also apply to his or her corresponding benefit under this Plan, which shall be computed on an Actuarial Equivalent basis. For purposes of this Plan, the Participant's beneficiary shall be the Participant's beneficiary under the Retirement Plan.
         3.8. Leave of Absence. A Participant's employment with the Bank or Company shall not be deemed to have terminated for purposes of this Plan

During any authorized leave of absence.
         3.9. No Beneficiary Designation. If the Participant's beneficiary is entitled to a benefit under the Plan, and no beneficiary designation has been received by the Plan Administrator from the Participant prior to the Participant's death, said payments shall be made to the Participant's spouse or, if the spouse does not survive, to the Participant's estate. If the Participant's spouse survives the Participant but dies prior to the payment of the final installment, the remaining installments shall be paid to the estate of the Participant's spouse.


ARTICLEIV.

Funding

         4.1. General Creditor Status: Each Participant will be regarded as a general creditor of the Bank with respect to benefits derived from the Plan. Any cash, trust funds, property or other assets which the Bank earmarks to pay benefits under the Plan will remain the property of the Bank. The Participants and their beneficiaries shall not have any special rights to any assets, other than those of general creditors of the Bank.
         4.2. Funding: The Bank and the Company shall maintain an irrevocable trust (the "Trust") that meets the "Rabbi Trust" guidelines set forth in the Internal Revenue Service Revenue Procedure 92-64, as amended or supplemented from time to time. The Bank shall be treated as the owner of the Trust under Subpart E or Subchapter J, Chapter 1 of the Code.
         The Trust shall provide that, upon the occurrence of a "Change in Control" of the Bank (as defined in the Trust), the Bank or the Company shall make an irrevocable contribution to the Trust in an amount that would be sufficient to pay all Plan Participants and beneficiaries the benefits to which they would be entitled pursuant to the terms of the Plan, if all Participants were to terminate employment with the Bank as of the date on which the Change in Control occurs and that, thereafter, the Bank or the Company shall continue to make regular contributions to the Trust as Plan Participants continue to accrue benefits under the Plan.
         The Trust shall also provide that, on or prior to the commencement of non-lump-sum distributions to a Plan Participant, the Bank shall make an irrevocable contribution to the Trust in an amount that would be sufficient to pay the present value of all expected future Plan payments to such Participant.
         4.3. Participant Cooperation: If, under the Trust or otherwise, the Bank decides to purchase a life insurance policy or policies on any Participant, the Bank will so notify each Participant. Each Participant shall consent to being insured for the benefit of the Bank and shall take whatever actions may be necessary to enable the Bank to apply timely for and acquire such life insurance and to fulfill the requirements of the insurance carrier relative to the issuance thereof as a condition of eligibility to participate in the Plan.


ARTICLEV.

General

         5.1. Plan Administrator: The Bank shall be the Plan Administrator and shall have responsibility for administering the Plan. The Plan Administrator shall, subject to the requirements of applicable law, be the sole judge of the standard of proof required in any case and the application and interpretation of the Plan; and decisions of the Plan Administrator shall be final and binding on all parties.
         All questions or controversies of whatsoever character arising in any manner or between any parties or persons in connection with the Plan or its operation, whether as to any claim for benefits as to the construction of the language of the Plan or any rules and regulations adopted by the Plan Administrator, or as to any writing, decision, instrument or account in connection with the operation of the Plan or otherwise, shall be submitted to the Plan Administrator for decision. In the event a claim for benefits has been denied, no lawsuit or other action against the Plan or the Plan Administrator may be filed until the matter has been submitted for review under the ERISA-mandated review procedure set forth in Section 5.8. The decision on review shall be binding upon all persons dealing with the Plan or claiming any benefit hereunder, except to the extent that such decision may be determined to be arbitrary or capricious by a court having jurisdiction over such manner.
         5.2. Interests Not Transferable: Except as to any withholding of tax under the laws of the United States or any state, city or municipality the interest of any Participant, his or her spouse or minor children, or any other payee under the Plan shall not be subject to the claims of creditors and may not be voluntarily or involuntarily sold, transferred assigned, alienated or encumbered.
         5.3. Facility of Payment: Any amounts payable hereunder to any person who is a minor or under a legal disability, as determined under applicable state law, or who is unable to manage properly his or her financial affairs may be paid (i) to the legal representative of such person, (ii) to anyone acting as the person's agent under a durable power of attorney, (iii) to an adult relative or friend of the person or (iv) to anyone with whom the person is residing. Any payment of a benefit made in accordance with the provisions of this Section shall be a complete discharge of any liability for the making of such payment under the Plan. The Plan Administrator's reliance on the written power of attorney or other instrument of agency governing a relationship between the person entitled to the benefit and the person to whom the Plan Administrator directs payment of the benefit shall be fully protected at least to the same extent as though the Plan Administrator had dealt directly with the person entitled to the benefit as a fully competent person. In the absence of actual knowledge to the contrary, the Plan Administrator may assume that the instrument of agency was validly executed, that the person was competent at the time of execution and that at the time of reliance, the agency had not been terminated or amended.
         5.4. Gender and Number: Where the context admits, words in the masculine gender shall include the feminine gender, the plural shall include the singular and the singular shall include the plural.
         5.5. Controlling Law: To the extent not superseded by the laws of the United States, the laws of Illinois shall be controlling in all matters relating to the Plan.
         5.6. Employment Rights: The Plan does not constitute a contract of employment, and participation in the Plan will not give any Employee the right to be retained in the employ of the Bank or Company or any affiliate or subsidiary of the Bank or the Company nor any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.
         5.7. Successors: The Plan shall be binding on all persons entitled to benefits hereunder and their respective heirs and legal representatives; and on the Bank and the Company and their successors and assigns, whether by way of purchase, merger, consolidation or otherwise.

         5.8. Claims Procedure: Claims for any payment under the Plan shall be filed, in writing, with the Plan Administrator. If a claim is wholly or partially denied, notice of the decision shall be furnished to the Participant or beneficiary (hereinafter, the "Claimant") within 60 days after receipt of the claim by the Plan Administrator. If special circumstances require an extension of time for processing the claim, written notice of the extension shall be furnished to the Claimant prior to the end of the initial 60-day period. In no event shall such extension exceed a period of 60 days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator expects to render the final decision. The following information must be provided in a written notice to the Claimant denied a claim for benefits:
                 (a)      Specific reason(s) for the denial;

                 (b) Specific reference to pertinent Plan provisions on which the denial is based;

                 (c) A description of any additional material or information necessary for the Claimant to perfect the claim and an explanation of why such material or information is necessary;

                 (d) Appropriate information as to the steps to be taken if the Claimant wishes to submit his or her claim for review; and

                 (e) That the Claimant or his or her duly authorized representative has a reasonable opportunity to appeal the denial of a claim, including but not limited to:

                          (i) Requesting a review upon written application to the Plan Administrator;

                          (ii)    Reviewing pertinent documents; and

                          (iii)   Submitting issues and comments in writing.

         The Plan Administrator's decision on the claim after the request to review the initial denial must be made not later than 60 days after the receipt of the request for review. If special circumstances require an extension of time for processing, the Claimant shall be notified of the extension and a decision shall be rendered as soon as possible, but not later than 120 days after receipt of the request for review. The decision on review must be in writing and must include specific reasons for the decision, written in a manner calculated to be understood by the Claimant, as well as specific references to the pertinent Plan provisions on which the decision is based. All appeals from the denial of initial claim review will be reviewed by the Plan Administrator.


ARTICLEVI.

Amendment and Termination

         While the Bank and the Company expect to continue the Plan indefinitely, the Board of Directors of the Bank and the Company must necessarily reserve and hereby reserves the right to amend or terminate the Plan at any time,

Provided that in no event shall any Participant's supplemental benefits accrued to the date of such amendment or termination be modified or reduced by such action.
         IN WITNESS WHEREOF, the Bank and the Company have executed this amended and restated Plan as of the ________ day of __________________________________, 1997.

                                         ST. PAUL FEDERAL BANK FOR SAVINGS


                                         By:
                                            -----------------------------------
                                            Joseph C. Scully, Chief Executive
                                            Officer

ATTEST:



-----------------------------------
Clifford M. Sladnick

                                         ST. PAUL BANCORP, INC.


                                         By:
                                            -----------------------------------
                                            Joseph C. Scully, Chief Executive
                                            Officer

ATTEST:



-----------------------------------
Clifford M. Sladnick

                                                               Exhibit 10(xviii)

                      ST. PAUL FEDERAL BANK FOR SAVINGS
                        SUPPLEMENTAL RETIREMENT TRUST


         This Amended and Restated TRUST AGREEMENT (the "Trust Agreement") is made effective as of November 1, 1997, by and between St. Paul Federal Bank For Savings ("Bank"), as Settlor, its parent company, St. Paul Bancorp, Inc., a Delaware corporation ("Company"), as guarantor of Bank's obligations hereunder, and Alan J. Fredian, Jean C. Murray, O.P. and John J. Viera, as trustees ("Trustee").

         WHEREAS, Bank maintains the St. Paul Federal Bank for Savings Supplemental Retirement Plan and Excess Benefit Plan (the "Plan"), and Bank previously established, effective January 28, 1991, this Trust Agreement;

WHEREAS, Bank is also adopting effective November 1, 1997 the St. Paul Federal Bank for Savings Survivor Death Benefit Plan (the "Death Benefit Plan");

         WHEREAS, Bank has incurred and expects to continue to incur liability under the terms of the Plan and the Death Benefit Plan with respect to the individual participants in the Plan and the Death Benefit Plan;

         WHEREAS, Bank has established a trust (hereinafter called the "Trust") and has contributed to the Trust assets that are held therein, subject to the claims of Bank's creditors in the event of Bank's Insolvency, as herein defined, until paid to Plan and Death Benefit Plan participants and their beneficiaries in such manner and at such times as specified in the Plan and the Death Benefit Plan;

         WHEREAS, Bank and Company desire to amend and restate this Trust Agreement, as hereinafter set forth;

         WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plan or the Death Benefit Plan as an unfunded plan maintained for the purpose of providing deferred compensation to a select group of management or highly compensated employees, for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended; and

         WHEREAS, it is the intention of Bank and Company to make contributions to the Trust to provide Bank with a source of funds to assist in meeting its liabilities under the Plan and the Death Benefit Plan.

         NOW, THEREFORE, the parties do hereby continue the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

         SECTION 1.  ESTABLISHMENT OF TRUST



         (a) Bank has deposited with Trustee in trust $100, which has become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

         (b)     The Trust hereby established is irrevocable by Bank.

         (c) The Trust is intended to be a grantor trust, of which Bank is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

         (d) The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of Bank and shall be used exclusively for the uses and purposes of Plan and Death Benefit Plan participants and general creditors of Bank as herein set forth. Plan and Death Benefit Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plan, the Death Benefit Plan and this Trust Agreement shall be mere unsecured contractual rights of Plan and Death Benefit Plan participants and their beneficiaries against Bank and Company. Any assets held by the Trust will be subject to the claims of Bank's (and, as applicable, Company's) general creditors under federal and state law in the event of Insolvency, as defined in
Section 3(a) herein.

         (e) Bank and/or Company, in their sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither Trustee nor any Plan or Death Benefit Plan participant or beneficiary shall have any right to compel such additional deposits. Notwithstanding the foregoing, upon a Change in Control, Bank and/or Company shall, as soon as possible, but in no event longer than 30 days following the Change in Control, as defined herein, make an irrevocable contribution to the Trust in an amount that would be sufficient to pay all Plan participants and beneficiaries the benefits to which they would be entitled pursuant to the terms of the Plan, if all Plan Participants were to terminate employment with Bank as of the date on which the Change in Control occurs. Following a Change in Control, Bank and/or Company shall fund the Trust on an ongoing basis by making regular irrevocable contributions to the Trust (not less often than monthly) as Plan participants continue to accrue benefits under the Plan. In addition, on or prior to the commencement of non-lump-sum distributions to any Plan participant or beneficiary, Bank and/or Company shall make an irrevocable contribution to the Trust in an amount equal to the present value of the expected future Plan payments to such participant or beneficiary.

         SECTION 2.  PAYMENTS TO PLAN PARTICIPANTS AND BENEFICIARIES



         (a) Bank shall deliver to Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each Plan and Death Benefit Plan participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plan or the Death Benefit Plan), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to Plan or Death Benefit Plan participants and their beneficiaries in accordance with such Payment Schedule. Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plan and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Bank.

         (b) The entitlement of a Plan or Death Benefit Plan participant or his or her beneficiaries to benefits under the Plan or the Death Benefit Plan shall be determined by Bank or such party as it shall designate under the Plan or Death Benefit Plan, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plan or the Death Benefit Plan.

         (c) Bank may make payment of benefits directly to Plan or Death Benefit Plan participants or their beneficiaries as they become due under the terms of the Plan or the Death Benefit Plan. Bank shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Plan or Death Benefit Plan participants or their beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits in accordance with the terms of the Plan or the Death Benefit Plan, Bank shall make the balance of each such payment as it falls due. Trustee shall notify Bank where principal and earnings are not sufficient.

         SECTION 3. TRUSTEE RESPONSIBILITY REGARDING PAYMENTS TO TRUST BENEFICIARIES WHEN BANK IS INSOLVENT



         (a) Trustee shall cease payment of benefits to Plan or Death Benefit Plan participants and their beneficiaries if Bank is Insolvent. Bank shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Bank is unable to pay its debts as they become due, (ii) Bank is subject to a pending proceeding as a debtor under the United States Bankruptcy Code or (iii) Bank has been declared Insolvent by the Office of Thrift Supervision ("OTS") and/or the Federal Deposit Insurance Corporation ("FDIC") or their successors, and a receiver has been appointed in a proceeding conducted by the OTS or the FDIC.

         (b) At all times during the continuance of this Trust, as provided in Section 1(d) hereof, the principal and income of the Trust shall be subject to claims of general creditors of Bank under federal and state law as set forth below.

                 (i) The Board of Directors and the Chief Executive Officer of Bank shall have the duty to inform Trustee in writing of Bank's Insolvency. If a person claiming to be a creditor of Bank alleges in writing to Trustee that Bank has become Insolvent, Trustee shall independently determine whether Bank is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Plan or Death Benefit Plan participants and their beneficiaries.

                 (ii) Unless Trustee has actual knowledge of Bank's Insolvency, or has received notice from Bank or a person claiming to be a creditor alleging that Bank is Insolvent, Trustee shall have no duty to inquire whether Bank is Insolvent. Trustee may in all events rely on such evidence concerning Bank's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Bank's solvency.

                 (iii) If at any time Trustee has determined that Bank is Insolvent, Trustee shall discontinue payments to Plan and Death Benefit Plan participants or their beneficiaries and shall hold the assets of the Trust for the benefit of Bank's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Plan or Death Benefit Plan participants and their beneficiaries to pursue their rights as general creditors of Bank with respect to benefits due under the Plan, the Death Benefit Plan or otherwise.

                 (iv) Trustee shall resume the payment of benefits to Plan and Death Benefit Plan participants or their beneficiaries in accordance with Section 2 of this Trust Agreement only after Trustee has determined that Bank is not Insolvent (or is no longer Insolvent).

         (c) Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Plan and Death Benefit Plan participants or their beneficiaries under the terms of the Plan or Death Benefit Plan for the period of such discontinuance, less the aggregate amount of any payments made to Plan or Death Benefit Plan participants or their beneficiaries by Bank in lieu of the payments provided for hereunder during any such period of discontinuance, the result increased by interest at a rate equal to the prime rate as from time to time in effect at the First National Bank of Chicago at the beginning of the month in which payments are discontinued, compounded annually on the amount delayed.

         SECTION 4.  PAYMENTS TO BANK



         Bank shall have no right or power to direct Trustee to return to Bank or Company or to divert to others any of the Trust assets before all payments of benefits have been made to Plan and Death Benefit Plan participants and their beneficiaries pursuant to the terms of the Plan and Death Benefit Plan.

         SECTION 5.  INVESTMENT AUTHORITY AND OTHER RIGHTS AND DUTIES OF TRUSTEE

         Trustee shall invest the principal of the Trust and any earnings thereon in accordance with such investment objectives, policies and restrictions as Bank may from time to time prescribe, or, if Bank has appointed an investment manager to manage or direct the investment of some or all of the assets of the Trust, in accordance with the directions of such investment manager. Trustee shall have no duty to inquire into or review the aforesaid investment objectives, policies, or restrictions, or the investments made pursuant to the directions of an investment manager. Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by Bank. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Plan or Death Benefit Plan participants.

         Subject to any restrictions or limitations set forth by Bank, Trustee shall have the following powers, rights and duties:

         (a) To invest and reinvest part or all of the trust fund in any real or personal property (including investments in any stocks, bonds, debentures, mutual fund shares, notes, commercial paper, treasury bills, options, commodities, futures contracts, partnership interests, venture capital investments, any common, commingled or collective trust funds or pooled investment funds, any interest bearing deposits held by any bank or similar financial institution, and any other real or personal property) and to diversify such investments so as to minimize the risk of large losses unless under the circumstances it is clearly prudent not to do so.

         (b) When directed by Bank, to apply for, pay premiums on and maintain in force on the lives of participants individual ordinary or individual or group term or universal life insurance policies or annuities ("policies") for the benefit of the participants on whose lives the policies are issued and containing such provisions as Bank may approve or direct; to acquire such a policy from an employer or from the participant on whose life the policy is issued, but only if Trustee pays, transfers or otherwise exchanges for the policy no more than the cash surrender value of the policy and the policy is not subject to a mortgage or similar lien which Trustee would be required to assume; and to have with respect to such policies all of the rights, powers, options, privileges and benefits unusually comprised in the term "incidents of ownership" and normally vested in an insured or owner of such policies.

         (c) To retain in cash such amounts as Trustee considers advisable and as are permitted by applicable law and to deposit any cash so retained in any depository (including any bank acting as trustee) which Trustee may select.

         (d) To manage, sell, insure and otherwise deal with all real and personal property held by Trustee on such terms and conditions as Trustee shall decide.

         (e) To vote stock and other voting securities personally or by proxy (and to delegate Trustee's powers and discretion with respect to such stock or other voting securities to such proxy), to exercise subscription, conversion and other rights and options (and make payments from the Trust in connection therewith), to take any action and to abstain from taking any action with respect to any reorganization, consolidation, merger, dissolution, recapitalization, refinancing and any other program or change affecting any property constituting a part of the Trust (and in connection therewith to delegate Trustee's discretionary power and to pay assessments, subscriptions and other charges from the Trust), to hold or register any property from time to time in Trustee's name or in the name of a nominee or to hold it unregistered or in such form that title shall pass by delivery and, with the approval of Bank to borrow from anyone, including any bank acting as Trustee, to the extent permitted by law, such amounts from time to time as Trustee considers desirable to carry out this Trust (and to mortgage or pledge all or part of the Trust security).

         (f) When directed by an investment manager, to acquire, retain or dispose of such investments as the investment manager directs in accordance with this Trust Agreement.

         (g) To make payments from the Trust to provide benefits that have become payable under the Plan, the Death Benefit Plan or that are required to be made to the creditors of Bank.

         (h) To maintain in Trustee's discretion any litigation Trustee considers necessary in connection with the Trust.

         (i) To maintain records reflecting all receipts and payment under this Trust Agreement and such other records as Bank specifies and Trustee agrees to, which records may be audited from time to time by Bank or anyone named by Bank.

         (j) To report to Bank at such times as Bank may request, the then net worth of the Trust (that is, the fair market value of all assets of each of the investment funds and of any other assets of the Trust, less liabilities known to Trustee, other than liabilities to Plan or Death Benefit Plan participants and amounts payable from the Trust fund to creditors who are not entitled to benefits under the Plan, on the basis of such data and information as Trustee considers reliable.

         (k) To furnish periodic accounts to Bank for such periods as Bank may specify, showing all investments, receipts, disbursements and other transactions involving the Trust during the applicable period and the assets of each investment fund and any other assets of the Trust held at the end of that period.

         (l) To furnish Bank with such information in Trustee's possession as Bank may need for tax or other purposes.

         (m) To perform all other acts which in Trustee's judgment are appropriate for the proper management, investment and distribution of the Trust to the extent such duties have not been assigned to others as provided herein.

         SECTION 6.  DISPOSITION OF INCOME



         During the term of this Trust, all income received by the Trust, net of expenses and taxes, shall be accumulated and reinvested.

         SECTION 7.  ACCOUNTING BY TRUSTEE

         Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Bank and Trustee. Within 60 days following the close of each calendar year and within 60 days after the removal or resignation of Trustee, Trustee shall deliver to Bank a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

         SECTION 8.  RESPONSIBILITY OF TRUSTEE



         (a) Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Bank or any investment manager which is contemplated by, and in conformity with, the terms of the Plan, the Death Benefit Plan or this Trust and is given in writing by Bank or such investment manager. In the event of a dispute between Bank and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute. Bank shall indemnify Trustee from any liability and expenses, including attorneys' fees, reasonably incurred by Trustee on account of actions taken by Trustee in accordance with such direction given by Bank or an investment manager, except that in no event shall Bank indemnify Trustee against any loss or expense incurred by reason of Trustee's own negligence or misconduct.

         (b) Trustee shall not be required to undertake or to defend on behalf of any person any litigation arising in connection with this Trust Agreement, unless it be first indemnified by Bank against its prospective costs, expenses and liabilities. Nothing in this paragraph, however, shall be construed as requiring Bank or any other person to indemnify or hold harmless Trustee in respect of any litigation to which Trustee is or may be made a party.

         (c) Trustee may consult with legal counsel (who may also be counsel for Bank generally) with respect to any of its duties or obligations hereunder.

         (d) Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

         (e) Trustee shall have, without exclusion, all powers conferred on trustees by applicable law, unless expressly provided otherwise herein; provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against the policy.

         (f) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or pursuant to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

         SECTION 9.  COMPENSATION AND EXPENSES OF TRUSTEE



         Bank shall pay all reasonable administrative fees and expenses including reasonable administrative fees and expenses of Trustee; provided that before any Change in Control any such expenditures may be reimbursed only if they have been approved by Bank in writing. If not so paid, such reasonable fees and expenses shall be paid from the Trust.

         SECTION 10.  RESIGNATION AND REMOVAL OF TRUSTEE



         (a) Trustee may resign at any time by written notice to Bank, which shall be effective 60 days after receipt of such notice, unless Bank and Trustee agree otherwise.

         (b) Trustee may be removed by Bank on 30 days' notice or upon shorter notice accepted by Trustee.

         (c) Following a Change in Control, as defined herein, Trustee may not be removed by Bank.

         (d) If Trustee resigns at any time after a Change in Control has occurred, as defined herein, Bank shall apply to a court of competent jurisdiction for the appointment of a successor trustee or for instructions.

         (e) Upon resignation or removal of Trustee and appointment of a successor trustee, all assets shall subsequently be transferred to the successor trustee. The transfer shall be completed within 30 days after receipt of notice of resignation, removal or transfer, unless Bank extends the time limit.

         (f) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 11 hereof, by the effective date of resignation or removal under paragraph (a) or (b) of this Section. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

         SECTION 11.  APPOINTMENT OF SUCCESSOR


         (a) If Trustee resigns or is removed in accordance with Section 10(a) or (b) hereof, Bank may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Bank or the successor Trustee to evidence the transfer.

         (b)     If Trustee resigns or is removed pursuant to the provisions of
Section 10 hereof and selects a successor Trustee, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under state law. The appointment of a successor Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

         (c) The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets, subject to Sections 7 and 8 hereof. The successor Trustee shall not be responsible for and Bank shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.

         SECTION 12.  AMENDMENT OR TERMINATION



         (a) This Trust Agreement may be amended by a written instrument executed by Trustee, Bank and Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or the Death Benefit Plan or shall make the Trust revocable.

         (b) The Trust shall not terminate until the date on which Plan or Death Benefit Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plan or the Death Benefit Plan. Upon termination of the Trust, any assets remaining in the Trust shall be returned to Bank.

         (c) Upon written approval of participants or beneficiaries entitled to payment of benefits pursuant to the terms of the Plan or the Death Benefit Plan, Bank may terminate this Trust prior to the time all benefit payments under the Plan and the Death Benefit Plan have been made. All assets in the

Trust at termination shall be returned to Bank or Company, as applicable.

         (d) Following a Change in Control, as defined herein, this Trust Agreement may not be amended.

         SECTION 13.  MISCELLANEOUS



         (a) Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

         (b) Benefits payable to Plan and Death Benefit Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

         (c) This Trust Agreement shall be governed by and construed in accordance with laws of the State of Illinois.

         (d) For purposes of this Trust Agreement, a Change in Control shall be deemed to have occurred if: (i) any person becomes the beneficial owner of 25% or more of the total number of voting shares of Company; (ii) any person has received the approval of the Office of Thrift Supervision ("OTS") under Section 10 of the Home Owners' Loan Act, as amended, or regulations issued thereunder, to acquire control of Company; (iii) any person has received approval of the OTS under Section 7(j) of the Federal Deposit Insurance Act, as amended, or regulations issued thereunder, to acquire control of Company; (iv) any person has entered into a binding agreement to acquire (by means of stock purchase, cash tender or exchange offer, merger or other business combination) beneficial ownership of 25% or more of the total number of voting shares of Company, whether or not the requisite approval for such acquisition has been received under the Home Owners' Loan Act, as amended, the Federal Deposit Insurance Act, as amended, or the respective regulations issued thereunder, provided that a Change in Control will not be deemed to have occurred under this clause (iv) unless the Board of Directors of Company has made a determination that such action constitutes or will constitute a Change in Control; (v) any person becomes the beneficial owner of 10% or more, but less than 25%, of the total number of voting shares of Company, provided that the OTS has made a determination that such beneficial ownership constitutes a change of control of Company under the Home Owners' Loan Act, as amended, or the regulations promulgated thereunder; (vi) any person (other than persons named as proxies solicited on behalf of the Board of Directors of Company) holds irrevocable proxies for 25% or more of the total number of voting shares of Company, provided that a Change in Control will not be deemed to have occurred under this clause (vi) unless the Board of Directors of Company has made a determination that such action constitutes or will constitute a Change in Control; or (vii) as the result of, or in connection with, any cash tender or exchange offer, merger, or other business combination, sale of assets or contested proxy solicitation or election, or any combination of the foregoing transactions, the persons who were directors of Company before such transaction shall cease to constitute at least two-thirds of the Board of

Directors of Company or any successor institution. For purposes of this Section, a "person" includes an individual, corporation, partnership, trust or group acting in concert. A person for these purposes shall be deemed to be a beneficial owner as that term is used in Rule 13d-3 under the Securities Exchange Act of 1934.

         A Change in Control shall also be deemed to have occurred if Company's beneficial ownership of the total number of voting shares of Bank is reduced to less than 50%.

         SECTION 14.  EFFECTIVE DATE



         The effective date of this amended and restated Trust Agreement shall be November 1, 1997.

         IN WITNESS WHEREOF, Bank, Company and Trustee, by their duly authorized officers have signed this Trust Agreement on the day and year first above written.


                            ST. PAUL FEDERAL BANK FOR SAVINGS


                            By:
                                -------------------------------------------
                            Its:
                                 ------------------------------------------


                            ST. PAUL BANCORP, INC.


                            By:
                                -------------------------------------------
                            Its:
                                 ------------------------------------------


                            TRUSTEES:



                            -----------------------------------------------
                            Alan J. Fredian



                            -----------------------------------------------
                            Jean C. Murray, O.P.



                            -----------------------------------------------
                            John J. Viera


                            Dated:
                                    ---------------------------------------