Form 10-Q
period 1998-03-31
ST PAUL BANCORP INC
filed 1998-05-15
CIK 810578

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

                                     or

          ( )     Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the transition period from            to
                                               ----------    ----------

                       Commission File Number 0-15580

                           St. Paul Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                     36-3504665
   ---------------------------------                   -------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60707
----------------------------------------                    ----------
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

   COMMON STOCK, $.01 PAR VALUE -- 34,350,981 SHARES, AS OF MAY 1, 1998

                     ST. PAUL BANCORP, INC.
                       AND SUBSIDIARIES

                          FORM 10-Q
                            INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Mar. 31, 1998 and Dec. 31, 1997. . . . . . . . . . . . . . . .3

          Consolidated Statements of Income for the Three
          Months Ended Mar. 31, 1998 and 1997. . . . . . . . . . . . . . . . .4

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended Mar. 31, 1998 and 1997. . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows for the
          Three Months Ended Mar. 31, 1998 and 1997. . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements . . . . . . . . . . . . .7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 10




PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 41

          Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . 42

          Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                             Mar. 31,       Dec. 31,
Dollars in thousands                                                          1998            1997
-----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                      $   70,644     $   89,429
    Federal funds sold and interest-bearing bank balances                      22,706         59,094
    Short-term cash equivalent securities                                      77,700         56,160
                                                                           -------------------------
    Total cash and cash equivalents                                           171,050        204,683
  Investment securities
    (Market: Mar. 31, 1998-$90,086; Dec. 31, 1997-$41,574)                     90,086         41,574
  Mortgage-backed securities
    (Market: Mar. 31, 1998-$724,711; Dec. 31, 1997-$921,277)                  720,726        917,863
  Securities due from broker
    (Market: Mar. 31, 1998-$102,364)                                          102,364              -
  Loans receivable, (Net of allowance for loan losses:
     Mar. 31, 1998-$34,179;  Dec. 31, 1997-$34,395)                         3,296,498      3,205,443
  Loans held for sale, at lower of cost or market
    (Market: Mar. 31, 1998-$30,648; Dec. 31, 1997-$17,091)                     30,336         17,028
  Accrued interest receivable                                                  26,698         26,313
  Foreclosed real estate (Net of allowance for losses:
    Mar. 31, 1998-$154; Dec. 31, 1997-$157)                                       851          1,358
  Real estate held for development or investment                               15,759         15,287
  Investment in Federal Home Loan Bank stock                                   38,188         38,188
  Office properties and equipment                                              54,043         52,135
  Prepaid expenses and other assets                                            36,791         37,464
                                                                           -------------------------
Total Assets                                                               $4,583,390     $4,557,336
                                                                           -------------------------
                                                                           -------------------------

LIABILITIES:
  Deposits                                                                 $3,230,580     $3,284,428
  Short-term borrowings                                                       243,697        370,203
  Long-term borrowings                                                        618,850        418,855
  Advance payments by borrowers for taxes and insurance                        20,352         21,232
  Other liabilities                                                            41,790         44,706
                                                                           -------------------------
  Total Liabilities                                                         4,155,269      4,139,424

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                            -              -
  Common stock (par value $.01 per share:  authorized-40,000,000 shares;
    Issued:  Mar. 31, 1998 and Dec. 31, 1997-35,443,867 shares;
    Outstanding:  Mar. 31, 1998-34,310,608 shares;
    Dec. 31, 1997-34,204,659 shares)                                              354            354
  Paid-in capital                                                             114,813        114,648
  Retained income, substantially restricted                                   333,687        324,937
  Accumulated other comprehensive income:
    Unrealized gain on securities (net of taxes of $1,081 at
    Mar. 31, 1998 and $1,148 of taxes at Dec. 31, 1997)                         1,779          1,887
  Borrowings by employee stock ownership plan                                    (171)          (221)
  Unearned employee stock ownership plan shares (364,963 shares)               (2,858)        (2,858)
  Treasury stock (Mar. 31, 1998-1,133,259 shares;
      Dec. 31, 1997-1,239,208 shares)                                         (19,483)       (20,835)
                                                                           -------------------------
  Total stockholders' equity                                                  428,121        417,912
                                                                           -------------------------
Total liabilities and stockholders' equity                                 $4,583,390     $4,557,336
                                                                           -------------------------
                                                                           -------------------------

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three months ended
                                                                      Mar. 31,
                                                              -----------------------
Dollars in thousands except per share amounts                   1998           1997
-------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                             $59,209        $53,553
  Mortgage-backed securities/securities due from broker         14,597         19,612
  Investment securities                                          1,144          1,001
  Federal funds and interest-bearing bank balances               2,516          1,653
  Other investment income                                        1,445          1,023
                                                               ----------------------
     Total interest income                                      78,911         76,842

INTEREST EXPENSE:
  Deposits                                                      33,260         35,817
  Short-term borrowings                                          3,595          4,207
  Long-term borrowings                                           9,065          4,547
                                                               ----------------------
     Total interest expense                                     45,920         44,571
                                                               ----------------------
     Net interest income                                        32,991         32,271
  Reversal of provision for loan losses                           (500)           ---
                                                               ----------------------
     Net interest income after provision for loan losses        33,491         32,271

OTHER INCOME:
  Loan servicing fees                                              185            454
  Other fee income                                               3,943          3,856
  ATM operations                                                 2,752          3,278
  Net gain on loan sales                                         1,092            117
  Discount brokerage commissions                                 1,645          1,517
  Income from real estate development operations                 1,309            486
  Insurance and annuity commissions                                630            776
                                                               ----------------------
     Total other income                                         11,556         10,484

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                15,303         13,879
  Occupancy, equipment and other office expense                  7,442          6,719
  Advertising                                                    1,516          1,428
  Federal deposit insurance                                        674            685
  Other                                                          2,318          1,458
                                                               ----------------------
     General and administrative expense                         27,253         24,169
Loss on foreclosed real estate                                      34             44
                                                               ----------------------
     Income before income taxes and extraordinary item          17,760         18,542
Income taxes                                                     5,622          6,305
                                                               ----------------------
     Income before extraordinary item                           12,138         12,237
Extraordinary item:
  Loss on early extinguishment of debt, net of tax of $207         ---            403
                                                               ----------------------
     NET INCOME                                                $12,138        $11,834
                                                               ----------------------
                                                               ----------------------
INCOME BEFORE EXTRAORDINARY ITEM PER SHARE:
  Basic                                                        $  0.36        $  0.36
  Diluted                                                         0.35           0.34
                                                               ----------------------
                                                               ----------------------
NET INCOME PER SHARE:
  Basic                                                        $  0.36        $  0.35
  Diluted                                                         0.35           0.33
                                                               ----------------------
                                                               ----------------------
DIVIDENDS PER SHARE                                            $  0.10        $  0.08
                                                               ----------------------
                                                               ----------------------

See notes to consolidated financial statements.

   ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                  Borrowings    Unearned
                                                                    Accumulated   by Employee   Employee
                                                                       Other         Stock        Stock                    Total
                            Common Stock     Paid-In   Retained    Comprehensive  Ownership    Ownership    Treasury   Stockholders'
                         Shares     Amount   Capital    Income        Income        Plan      Plan Shares     Stock       Equity
                        ------------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1996           34,163,988   $384    $148,265   $288,065      $2,278       ($396)       ($2,883)    ($47,603)    $388,110
Comprehensive
  income:
Net income                       -      -           -     11,834           -           -              -            -       11,834
Change in unrealized
  gain on securities,
  (net of tax of $1,178)         -      -           -          -      (1,934)          -              -            -       (1,934)
                                                                                                                         --------
Comprehensive
  income                                                                                                                    9,900

Retirement of
  fractional shares         (1,230)     -         (19)         -           -           -              -            -          (19)
Stock option
  exercises                596,520      6       5,187          -           -           -              -            -        5,193
Cash dividends paid
  to stockholders
  ($0.08 per share)              -      -           -     (2,775)          -           -              -            -       (2,775)
Repayment of
 ESOP principal                         -           -          -           -          46              -            -           46
Treasury stock
  purchases               (499,125)     -           -          -           -           -              -       (8,555)      (8,555)
                        ------------------------------------------------------------------------------------------------------------

Balance at
Mar. 31, 1997           34,260,153   $390    $153,433   $297,124        $344       ($350)       ($2,883)    ($56,158)    $391,900
                        ------------------------------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------------------------------

Balance at
Dec. 31, 1997           34,204,659   $354    $114,648   $324,937      $1,887       ($221)       ($2,858)    ($20,835)    $417,912
Comprehensive
  income:
Net income                      -       -           -     12,138           -           -              -            -       12,138
Change in unrealized
  gain on securities,
  (net of tax of $67)           -       -           -          -        (108)          -              -            -         (108)
                                                                                                                         --------
Comprehensive
  income                                                                                                                   12,030

Stock option
  exercises               105,949       -         165          -           -           -              -        1,352        1,517
Cash dividends paid
  to stockholders
  ($0.10 per share)             -       -           -     (3,388)          -           -              -            -       (3,388)
Repayment of
 ESOP principal                 -       -           -          -           -          50              -            -           50
                        ------------------------------------------------------------------------------------------------------------

Balance at
Mar. 31, 1998          34,310,608    $354    $114,813   $333,687      $1,779       ($171)       ($2,858)    ($19,483)    $428,121
                        ------------------------------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three months ended Mar. 31
Dollars in thousands                                            1998        1997
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $  12,138      $  11,834
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Reversal of provision for loan losses                     (500)            -
      Provision for depreciation                               2,055          1,902
      Assets originated and acquired for sale                (79,495)        (8,990)
      Sale of assets held for sale                            64,637          8,027
      Increase in accrued interest receivable                   (385)          (582)
      Decrease in prepaid expenses and other assets              673          3,909
      Increase (decrease) in other liabilities                (2,916)        13,052
      Net amortization of yield adjustments                   (1,910)          (109)
      Other items, net                                        (2,754)         1,043
-------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities            (8,457)        30,086
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Principal repayments on loans receivable                     335,177        203,866
Loans originated and purchased for investment               (420,426)      (343,066)
Loans receivable sold                                          1,019          3,247
Principal repayments on available for sale mortgage-
 backed securities                                            55,230         29,037
Principal repayments on held to maturity mortgage-
 backed securities                                            38,687         23,153
Maturities of available for sale investment securities        10,164         16,200
Purchase of available for sale investment securities         (58,630)       (30,157)
Additions to real estate                                      (1,895)        (2,929)
Real estate sold                                               2,570          1,261
Additions to office properties and equipment                  (3,963)        (2,688)
-------------------------------------------------------------------------------------
  Net cash used in investing activities                      (42,067)      (102,076)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of certificates of deposit             37,787        129,571
Payments for maturing certificates of deposit               (125,015)       (92,727)
Net increase in other deposit products                        33,380         21,323
New long-term borrowings                                     250,000        148,538
Repayment of long-term borrowings                                  -        (35,853)
Decrease in short-term borrowings, net                      (176,510)       (60,000)
Dividends paid to stockholders                                (3,388)        (2,775)
Net proceeds from exercise of stock options                    1,517          5,193
Purchase of treasury stock                                         -         (8,555)
Decrease in advance payments by borrowers
   for taxes and insurance                                      (880)          (491)
-------------------------------------------------------------------------------------
  Net cash provided by financing activities                   16,891        104,224
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (33,633)        32,234
Cash and cash equivalents at beginning of period             204,683        190,208
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 171,050      $ 222,442
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                           $  30,936      $ 26,281
   Interest paid on deposits                                   2,733         3,318
                                                           ---------      --------
   Total interest paid on deposits                            33,669        29,599

   Interest paid on borrowings                                16,123         7,611
   Income taxes paid, net                                        210        (1,985)
   Real estate acquired through foreclosure                      688           271
   Loans originated in connection with real estate
      acquired through foreclosure                                 -             -


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three month period ended Mar. 31, 1998 are not necessarily indicative of the results expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc. and St. Paul Financial Development Corporation. The financial statements of the Bank include the accounts of its subsidiaries. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

3. At Mar. 31, 1998, the Company had the following outstanding commitments to originate loans (dollars in thousands):

          1-4 Family Mortgage Loans                    $75,198
          Income Property Loans                         12,233
          Commercial Adjustable-Rate Construction        1,872
          Consumer Loans                                 9,604
          Unused Lines of Credit                       101,752

The Company anticipates funding these origination commitments with cash flow from operations and incremental borrowings as necessary.

The Bank held commitments, at Mar. 31, 1998, to sell $48.4 million of 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these commitments.

At Mar. 31, 1998, the Company has outstanding $5.8 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. During 1997, the Company adopted SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The implementation of some of the provisions of this Statement were delayed until 1998 as required by SFAS No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125. These Statements provide accounting and reporting standards for the sale, securitization, and servicing of receivables and other financial assets and the extinguishment of liabilities. The adoption of this Statement did not affect operations in a material way. In accordance with SFAS No. 125, as amended by SFAS No. 127, the Company began to report the collateral that has been pledged to a third party in connection with a repurchase agreement and for which the third party may sell or repledge the collateral and which the Company does not have the right to redeem the collateral on short notice, as "Due from Broker" on the Statement of Financial Position. The amount due from brokers consists of the carrying value of MBS pledged as collateral.

5. On December 31, 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Under the new requirements, the Company reports basic and diluted earnings per share, in the place of the previously reported primary and fully diluted earnings per share. Restatement of prior periods was required.
Under SFAS No. 128, the computation of basic earnings per share excludes the dilutive effect of common stock equivalents. The Company's only common stock equivalents are stock options issued to employees and directors. Diluted earnings per share reflects the potential dilutive effect of stock options, computed using the treasury stock method and the average market price of the Company's common stock over the period. For the Company, diluted earnings per share approximated the previously reported primary earnings per share. The impact of this Statement on future earnings per share is largely dependent on future share prices and the amount of stock options outstanding.

The following table sets forth the computation for basic and diluted earnings per share for the three months ended Mar. 31, 1998 and 1997:

                                                  1998          1997
     -----------------------------------------------------------------
     Income before extraordinary item           $12,138        $11,834
     -----------------------------------------------------------------
     -----------------------------------------------------------------

     Denominator for basic earnings per
         share-weighted average shares       33,910,947     34,034,040

     Effect of diluted securities:
         Stock options issued to
          employees and directors             1,160,241      1,611,630
     -----------------------------------------------------------------
     Denominator for diluted earnings per
         share-adjusted weighted average
         shares and assumed conversions      35,071,188     35,645,670
     -----------------------------------------------------------------
     -----------------------------------------------------------------

     Income before extraordinary
         item per share:
         Basic                                 $   0.36      $    0.35
     -----------------------------------------------------------------
     -----------------------------------------------------------------

         Diluted                               $   0.35      $    0.33
     -----------------------------------------------------------------
     -----------------------------------------------------------------


6. In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. The Company will begin to provide segment information beginning with the Dec. 31, 1998 Annual Report/Form 10-K, and will provide selected quarterly segment information in Form 10-Q thereafter.

7. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, EMPLOYER'S DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS. This Statement revises an employer's financial statement disclosures for pension and other post-retirement benefit plans. This Statement does not, however, change the measurement or recognition of those plans, and will therefore have no effect on the financial statements. This statement is effective for 1998.

8. All share and per share amounts have been restated for a five-for-four stock split distributed to stockholders on Jan. 14, 1997 and a three-for-two stock split distributed to stockholders on July 14, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL
     St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At Mar. 31, 1998, the Company reported total assets of $4.6 billion. The Bank operates 54 branches in the Chicago metropolitan area, comprised of 35 free-standing offices, 17 banking offices located in grocery supermarkets and two MONEY CONNECTION CENTERS.

     The Bank opened its first MONEY CONNECTION CENTER in December 1997 in a Chicago storefront location with the second location opening in May 1998. These locations are designed to leverage a smaller space and the lower initial investment of grocery store branches. The locations will combine self-service banking options with branch personnel to deliver a full range of bank services and broaden the appeal and convenience to customers. The Bank will be closing one of its in-store locations in the second quarter of 1998, due to the scheduled closing of the grocery store in which the branch is located.(1) The Bank also operates one of the largest networks of automated teller machines ("ATMs") in the Chicagoland area with 496 machines at Mar. 31, 1998. This network includes 252 ATMs located in White Hen Pantry convenience stores in the eight-county Chicago area, including stores in northwest Indiana, and 25 ATMs located in Eagle grocery stores. The Bank installed the Eagle ATMs in the first quarter of 1998 and has an option of adding another 30 machines at a later date.

     Both the Company and the Bank continued to operate other wholly owned financial services companies, including Investment Network, Inc., Annuity Network, Inc., SPF Insurance Agency, Inc., and St. Paul Financial Development Corporation ("SPFD"). As of Mar. 31, 1998, customers maintained $692 million of investments through Investment Network, Inc. and $335 million of annuity contracts through Annuity Network, Inc. SPFD is a residential and commercial land development company focused in the greater Chicagoland area, providing both equity and financing investments for real estate development projects. At Mar. 31, 1998, SPFD had $22.6 million in real estate equity and financing investments. In addition, in January 1998, ATM Connection, Inc. began operations as a new

____________________

(1) Of the 17 branches located in grocery supermarkets, 16 of the locations are inside Dominick's grocery stores. At the end of 1997, Dominick's changed the format of the stores from a low margin/high volume warehouse superstore to a higher margin upscale grocery store. During the remodeling process, the Bank has seen a decline in transaction volumes in these store branches. The decline was due to the remodeling and renovation and the shift in the focus of the store's targeted customer strategy. Management continues to monitor the activities in these locations, as well as the performance of Dominick's.

subsidiary of the Bank. This subsidiary owns and operates the ATM network of the Bank.

     In January 1998 the Bank acquired a privately-held residential mortgage broker serving Chicago and its surrounding suburbs. This broker now operates as a separate subsidiary of the Bank under the name Serve Corps Mortgage Corporation ("Serve Corps"). Serve Corps originates 1-4 family residential mortgages for sale to third party investors for portfolio. The Bank anticipates that the acquisition of this operation will increase overall 1-4 family loan origination volumes and enhance other income for gains on loans sold to third party investors. Some Bank lending functions are being integrated into Serve Corps operations. During the first quarter, Serve Corps originated $63.7 million of 1-4 family loans.

     On March 15, 1998, the Company announced an agreement to merge with Beverly Bancorporation, Inc. ("Beverly"), the bank holding company of Beverly National Bank and Beverly Trust Company. Beverly, with total assets of $669 million, currently operates 12 branches primarily serving the south and southwestern suburbs of Chicago. The Company will issue 1.063 shares of its common stock in exchange for each outstanding common share of Beverly, subject to adjustment under certain circumstances. Based upon current Beverly shares, the Company is expected to issue approximately 6.1 million new shares of common stock that will result in an initial value of the transaction of approximately $170 million, based upon the price of the stock at the time of the announcement. If the per share price of the Company common stock falls below the lesser of $21.25 or $21.25 reduced for changes in an index of stock prices of certain financial institution holding companies, the merger agreement may be terminated by Beverly (subject to the right of the Company to increase the number of shares of Company common stock it would issue to Beverly shareholders). In connection with the merger agreement, Beverly has granted the Company an irrevocable option to purchase up to 1,155,512 newly issued shares of Beverly common stock at a purchase price of $21.82 per share (which price is subject to adjustment) upon the occurrence of certain events. The Company intends to account for the transaction as a pooling of interests.

     The agreement is subject to regulatory and shareholder approvals, including approval by the Company's shareholders of an increase in the number of authorized shares of common stock and the issuance of stock in the merger. The combined entity would have total assets of over $5.2 billion, 66 branches and an ATM network of over 550 machines. In connection with the merger, the Company is expected to record a transaction charge of $11.5 million before income taxes. This charge will include transaction costs, severance, and additional provisions for loan losses to conform Beverly's allowance for loan losses to the Company's methodology. Management expects that the transaction will be accretive to earnings within the first twelve months after the merger. Management expects to reduce expenses by $4.8 million or 19 percent of Beverly's general and administrative expenses. In addition, by introducing the Bank's products, such as brokerage and annuity products, to the Beverly customers, and Beverly products, such as trust operations and commercial banking to St. Paul customers, revenues are expected to increase by approximately $1.0 million.
The merger is expected to be completed in the summer of 1998.

     In general, the business of the Bank is to reinvest funds obtained from its retail banking facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank's 1-4 family residential mortgage products are originated through its mortgage brokerage operations, retail banking offices, and telephone banking facility, as well as a correspondent loan program in the Chicago metropolitan area and other Midwestern states (including Wisconsin, Indiana, Michigan and Ohio). The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile and credit card loans through the retail banking offices. The Bank has also entered into agreements to sell lesser quality home equity and automobile loans to third parties rather than retaining them for its portfolio. During the first three months of 1998, the Bank (including Serve Corps) originated $138.3 million of 1-4 family loans, $15.6 million of home equity/line of credit loans, and $2.8 million of other consumer loans.

     The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and commercial real estate. In recent years, the Bank made these income property loans in several Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank resumed its nationwide income property lending program, to help offset repayments in its existing portfolio. The Bank will focus its efforts in those markets where Management believes the economies are strong. In addition, Management will consider originations to borrowers with whom the Bank has a long standing relationship. During 1997, the Board of Directors also approved a program to originate loans secured by industrial, office, and, to a lesser extent, shopping center properties located in the Midwest. See "CREDIT RISK MANAGEMENT" for further details. During the first three months, the Bank originated $41.8 million of income property loans and no loans under the industrial, office, and shopping center program.

     To supplement its loan origination efforts and offset heavy loan prepayments, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During the first quarter of 1998, the Bank purchased

$264.3 million of 1-4 family adjustable rate loans located nationally. Also, the Bank has purchase commitments for $85 million of 1-4 family loans scheduled to close in the second quarter. The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid investment securities. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM"). Unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

     As a consumer-oriented retail financial institution, the Bank gathers deposits from the neighborhoods and surrounding suburbs of the metropolitan Chicago area, which have favorable savings patterns and high levels of home ownership. The Bank offers a variety of deposit products including checking, savings, money market accounts, and certificates of deposit ("CDs"). The Bank also relies on borrowings to help finance operations and the creation of interest earning asset growth.

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

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company's expectations of future financial results. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve, iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Company's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Company's markets,
xiii) changes in accounting principles, policies or guidelines, xiv) expected merger cost savings and revenue enhancements cannot be realized or realized within the expected timeframe, and xv) cost difficulties related to the integration of the business of Beverly and the Company are greater than expected. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

STATEMENT OF FINANCIAL CONDITION
     St. Paul Bancorp reported total assets of $4.6 billion at Mar. 31, 1998, a $26.1 million increase over total assets reported at Dec. 31, 1997. Higher loans receivable and investment securities generally produced the increase in total assets. These increases were partly offset by lower MBS balances.

     Cash and cash equivalents totaled $171.1 million at Mar. 31, 1998, $33.6 million less than Dec. 31, 1997. See "CASH FLOW ACTIVITY" for further details.

     Investment securities, comprised of U.S. Treasury and agency debt securities and other marketable equity securities, totaled $90.1 million at Mar. 31, 1998, as compared to $41.6 million at Dec. 31, 1997. Additional purchases of U.S. Treasury and agency debt and an equity security, offset by maturities, produced the increase. At both Mar. 31, 1998 and Dec. 31, 1997, all of the Company's investment securities were classified as AFS. The Company recorded an unrealized gain on AFS investment securities of $468,000 at Mar. 31, 1998, and $428,000 at Dec. 31, 1997.

     MBS (including securities due from brokers) totaled $823.1 million at Mar. 31, 1998, $94.8 million or 10.3 percent less than the $917.9 million of MBS at Dec. 31, 1997. Principal repayments produced the lower balance. The weighted average yield on the MBS portfolio was 6.82 percent at Mar. 31, 1998, or 6 basis points lower than the weighted average yield at Dec. 31, 1997. Higher amortization of net premiums produced the decrease in the weighted average yield since Dec. 31, 1997. The Bank's MBS portfolio at Mar. 31, 1998, included $266.2 million of loans originated and serviced by the Bank.

     Approximately 53 percent of the MBS portfolio is classified as AFS, and at Mar. 31, 1998, the Company reported an unrealized gain on its AFS MBS of $2.4 million compared to an unrealized gain of $2.6 million at Dec. 31, 1997. At Mar. 31, 1998, 73 percent of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates), compared to 74 percent of the portfolio at Dec. 31, 1997.

     Net loans receivable totaled $3.3 billion at Mar. 31, 1998, $91.1 million or 2.8 percent higher than the $3.2 billion of loans receivable at Dec. 31, 1997. The purchase of $264.3 million of loans held for investment and the origination of another $156.2 million of loans, partly offset by $335.2 million of principal repayments, primarily produced the increase in loans receivable since year end 1997. See "CASH FLOW ACTIVITY" for further discussion of loan prepayment and originations.

     The weighted average rate on loans receivable decreased to 7.44 percent at Mar. 31, 1998 from 7.49 percent at Dec. 31, 1997. The repayment of higher yielding loans and the purchase and origination of loans at rates lower than the portfolio average produced a decline in the weighted average rate. At both Mar. 31, 1998 and Dec. 31, 1997, 85 percent of the loan portfolio had adjustable rate characteristics.

     Loans held for sale increased $13.3 million or 78.2 percent during the first three months of 1998 to $30.3 million at Mar. 31, 1998. The increase in loans held for sale resulted from the addition of Serve Corps, the Bank's new mortgage loan broker subsidiary. Serve Corps originated loans are sold to third parties (and classified as held for sale) or for portfolio.

     Deposits totaled $3.2 billion at Mar. 31, 1998, $53.8 million or 1.6 percent lower than deposit balances at Dec. 31, 1997. The decrease in deposit balances primarily resulted from the maturity of higher rate CD balances. As the balances matured, the Bank did not retain these deposits, producing the decline. The maturity of these higher rate deposits, and the associated decrease in the relative size of CDs, the highest costing deposit product, also produced a decline in the weighted average rate paid on deposits. In addition, the Bank reduced the rate paid on certain savings, money market, and checking products, further producing a decline in the weighted average rate. The weighted average cost of deposits decreased to 4.09 percent at Mar. 31, 1998 from 4.26 percent at Dec. 31, 1997.

     Total borrowings, which include FHLB advances, totaled $862.5 million at Mar. 31, 1998, $73.4 million or 9.3 percent higher than the $789.1 million of borrowings at Dec. 31, 1997. The increase was largely due to the use of long-term borrowings by the Bank to fund whole loan purchases. In addition, the Bank used long-term borrowing to refinance some higher costing short-term balances.

     The combined weighted average cost of borrowings declined to 5.84 percent at Mar. 31, 1998 from 6.09 percent at Dec. 31, 1997, due primarily to the Bank replacing higher rate repurchase agreements with more favorable long-term FHLB advances. See "CASH FLOW ACTIVITY" for further discussion.

     Stockholders' equity of the Company was $428.1 million at Mar. 31, 1998 or $12.48 per share. In comparison, stockholders' equity at Dec. 31, 1997 was $417.9 million or $12.22 per share. The $10.2 million increase in stockholders' equity during the three months ended Mar. 31, 1998 resulted from $12.1 million of net income and $1.5 million of capital provided by the exercise of stock options granted to employees and directors. These increases were partly offset by dividends paid to shareholders of $3.4 million. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Tier I capital equals the capital of the Bank less certain intangible assets and the net assets of non-includable subsidiaries. Total capital equals Tier I capital plus the Bank's general allowance for loan losses, up to certain limits.

As of Mar. 31, 1998, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

     As of Mar. 31, 1998, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios (2) as set forth in the table below. The Bank's actual amounts and ratios are also presented in the following table:

                                                           For Capital
                                  Actual                Adequacy Purposes:
                            -----------------     --------------------------------
                            Amount     Ratio          Amount             Ratio
                            -----------------     --------------------------------
Dollars in thousands
As of Mar. 31, 1998

 Total Capital
(to Risk Weighted Assets)   $413,094   17.34%     >= $190,550    >= 8.00%

 Tier I Capital
  (to Risk Weighted Assets) $383,278   16.09%     >= $ 95,409    >= 4.00%

 Tier I Capital (core)
  (to Regulatory Assets)    $383,278    8.60%     >= $178,360    >= 4.00%

As of Dec. 31, 1997

 Total Capital
  (to Risk Weighted Assets) $413,080   17.12%     >= $193,073    >= 8.00%

 Tier I Capital
  (to Risk Weighted Assets) $382,879   15.85%     >= $ 96,645    >= 4.00%

 Tier I Capital (core)
  (to Regulatory Assets)    $382,879    8.61%     >= $177,939    >= 4.00%



                                         To Be Well
                                      Capitalized Under
                                      Prompt Corrective
                                      Action Provisions:
                               ----------------------------------
                                    Amount            Ratio
                               ----------------------------------
Dollars in thousands
As of Mar. 31, 1998

 Total Capital
(to Risk Weighted Assets)       >= $238,188   >= 10.00%

 Tier I Capital
  (to Risk Weighted Assets)     >= $143,114   >=  6.00%

 Tier I Capital (core)
  (to Regulatory Assets)        >= $222,950   >=  5.00%


As of Dec. 31, 1997

 Total Capital
  (to Risk Weighted Assets)     >= $241,341   >= 10.00%

 Tier I Capital
  (to Risk Weighted Assets)     >= $144,967   >=  6.00%

 Tier I Capital (core)
  (to Regulatory Assets)        >= $222,424   >=  5.00%


The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Mar. 31, 1998:


_______________________
(2) Under separate OTS regulations, the Bank is required to maintain minimum capital level ratios of core and tangible capital to adjusted assets and total regulatory capital to risk-weighted assets. At Mar. 31, 1998, the Bank's tangible and core capital ratio of 8.60 percent and risk-based capital of 17.34 exceed required capital levels.

                                                               Mar. 31,
Dollars in thousands                                            1998
-----------------------------------------------------------------------
Stockholders' equity of the Company                            $428,121
Less: capitalization of the Company
      and non-Bank subsidiaries                                 (37,461)
-----------------------------------------------------------------------
Stockholder's equity of the Bank                                390,660
Less: unrealized gain on
      available for sale securities                              (1,425)
Less: investments in non-includable
      subsidiaries                                               (1,442)
Less: intangible assets and other non-includable assets          (4,515)
-----------------------------------------------------------------------
Tangible and core capital                                       383,278
Plus: allowable GVAs                                             29,816
-----------------------------------------------------------------------
Risk-based capital                                            $ 413,094
-----------------------------------------------------------------------
-----------------------------------------------------------------------

     In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, which has never been implemented by the OTS, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than two percent. If a change greater than two percent occurs, one-half of the percent change in the market value of capital in excess of two percent is added to the institution's risk-based capital requirement. At Mar. 31, 1998, the Bank had no "excess" interest rate risk that would have required additional risk-based capital if the regulation had been implemented by the OTS. Even if it had excess interest rate risk, at Mar. 31, 1998, the Bank would have $222.5 million of excess risk-based capital available to meet any additional capital requirement.

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

     Regulatory rules currently impose limitations on all capital distributions by savings institutions, including dividends, stock repurchase and cash-out mergers. Under the current rule, institutions are grouped into three classifications depending upon their level of regulatory capital both before and after giving effect to a proposed capital distribution. The OTS recently proposed revising its capital distribution regulation to conform the definition of "capital distribution" to the definition used in its prompt corrective regulations, and to delete the three classifications of institutions. Under the proposal, there would be no specific limitation on the amount of permissible capital distributions, but the OTS could disapprove a capital distribution if the institution would not be at least adequately capitalized under the OTS prompt correction action regulations following the distribution raised safety or soundness concerns, or if the distribution violated a prohibition contained in any statute, regulation, or agreement between the institution and the OTS, or a condition imposed on the institution by the OTS. The OTS would consider the amount of the distribution when determining whether it raised safety or soundness concerns.
 During 1998, the Bank plans to pay dividends to the Company equal to 100 percent of Bank net income.

CASH FLOW ACTIVITY

SOURCES OF FUNDS The major sources of funds during the first three months of 1998 included $429.1 million of principal repayments on loans receivable and MBS, a $73.5 million net increase in borrowings, $37.8 million from the issuance of CDs, a $33.4 million increase in other deposit products, and $10.2 million from maturing AFS investment securities.

     During the first three months of 1998, repayments of loans receivable and MBS totaled $429.1 million, compared to $256.1 million during the first three months of 1997. Most of the increase resulted from higher repayments on 1-4 family loans and MBS repayments. Repayments on 1-4 family loans and MBS totaled $352.3 million in the first three months of 1998, compared to $149.2 million for the first three months of 1997. The Bank has experienced a high level of repayments in these portfolios because of the low interest rate environment. In addition, repayments have been high on the adjustable-rate loans that have a low initial interest rate period of 1 to 5 years as borrowers refinance before the introductory interest rate resets. The level of prepayments has risen steadily over the past several quarters, and the low interest rate environment may continue to cause prepayments to remain at high levels.

     The issuance of CDs during the first three months of 1998 totaled $37.8 million, as compared to $129.6 million of CDs issued during the same period in 1997. Management did not retain a portion of the higher rate, short-term CD products originated in early 1997, which began maturing in the first quarter, as part of Management's strategy to reduce the cost of funds. As a result, the amount of CD's issued during the first quarter of 1998 declined significantly from the same quarter in 1997. Some of the CD products not retained either flowed out of the Bank or were placed into other deposit products. As a result, other deposit products increased $33.4 million during the first quarter of 1998.

     During the first three months of 1998, net borrowings increased by $73.5 million, as compared to a $52.7 million net increase during the first three months of 1997. Long-term borrowings were used to help fund whole loan acquisitions and refinance higher costing short-term advances. See "STATEMENT OF FINANCIAL CONDITION" for further details.

     The maturity of $10.2 million of investment securities also provided additional liquidity during 1998. In comparison, during the same three month period in 1997, $16.2 million of funds were provided by the maturity of investment securities.

USES OF FUNDS. The major uses of funds during the three months ended Mar. 31, 1998 included $420.4 million of loans originated and purchased for investment, $125.0 million of payments for maturing CDs, and $58.6 million for the purchase of AFS investment securities.

     Loans originated and purchased for investment totaled $420.4 million during the first three months of 1998, compared to $343.1 million during the same period of 1997. The Bank purchased $264.3 million of mortgage loans during the first three months of 1997 as part of Management's strategy to replace loan repayments and build interest earning asset levels. In addition to loans originated for investment, the Company originated $79.5 million of loans that were held for sale, compared to $9.0 million during the same three months in 1997. Similarly, the sale of assets held for sale increased to $64.6 million in 1998 compared to $8.0 million during the first three months of 1997. Both increases were due to the operations of Serve Corps.

     Payments for maturing CDs increased from $92.7 million during the three months ended Mar. 31, 1997 to $125.0 million during the first three months of 1998. The scheduled maturity of promotional short-term CD products opened in 1997, resulted in the higher payments for maturing CDs.

     In addition, during the first three months of 1998, $58.6 million of funds were used to purchase AFS investment securities. In comparison, during the same period in 1997, $50.1 million of funds were used to purchase AFS investment securities.

     During the first three months of 1998, the Company did not repurchase any shares of its own common stock. In comparison, the Company used $8.6 million to acquire 499,125 of its own common stock during the first three months of 1997.

HOLDING COMPANY LIQUIDITY. At Mar. 31, 1998, St. Paul Bancorp, the "holding company," had $75.3 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of less than 90 days. In addition, the Company has $14.2 million of investment securities classified as AFS and $3.9 million of MBS securities. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At Mar. 31, 1998, no funds have been borrowed under this agreement.

     Sources of liquidity for St. Paul Bancorp during the first three months of 1998 included $10.7 million of repayments of advances to SPFD, $11.2 million of dividends from the Bank, and $500,000 of dividends from SPFD and Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first three months of 1998 included the purchase of $17.4 million of investment securities, $3.4 million of dividends paid to stockholders, and advances to the Bank of $900,000.(3)

REGULATORY LIQUIDITY REQUIREMENTS. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, and certain securities. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4 percent to 10 percent, depending upon economic conditions and the deposit flows of savings institutions. In November 1997, the OTS revised its liquidity requirement to 4

______________________
(3) During 1998, the Company used its excess liquidity to advance funds to the Bank for use in the Bank's operation. The advance is due upon demand and earns a rate of interest comparable to what the Company could earn on its investment portfolio.

percent from 5 percent and expanded the asset types that qualify as liquid assets. The OTS also added a qualitative liquidity requirement so the Bank must maintain liquidity to ensure safe and sound operations. Because of the expanded definition of liquid assets, the Bank's liquidity at Mar. 31, 1998 of $559.5 million substantially exceeded the 4 percent requirement of $139.4 million. Because of the change in regulation, Management's regulatory liquidity compliance focus has shifted from quantitative measures to qualitative safety and soundness concerns.

RATE/VOLUME ANALYSIS

    The following tables present the components of the changes in net interest income by volume and rate (4) for the three months ended Mar. 31, 1998 and 1997:

                                             INCREASE/(DECREASE) DUE TO
                                           ------------------------------
                                                                   TOTAL

Dollars in thousands                       VOLUME       RATE       CHANGE
-------------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                          $ 6,942     $(1,286)    $ 5,656

Mortgage-backed securities (5)             (4,248)       (767)     (5,015)
Investment securities                         173         (30)        143
Federal funds and interest-bearing
  bank balances                               771          92         863
Other short-term investments                  534        (112)        422
                                          -------     -------     -------
  Total interest income                     4,172      (2,103)      2,069


CHANGE IN INTEREST EXPENSE:

Deposits                                   (1,159)     (1,398)     (2,557)
Short-term borrowings                        (705)         93        (612)
Long-term borrowings                        5,329        (811)      4,518
                                          -------     -------     -------
  Total interest expense                    3,465      (2,116)      1,349
                                          -------     -------     -------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES          $  707     $    13     $   720
                                          -------     -------     -------
                                          -------     -------     -------

______________________

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

(5)  Includes securities due from broker.

RESULTS OF OPERATIONS

GENERAL. Net income for the first quarter of 1998 was $12.1 million or $0.35 per share compared to net income of $11.8 million or $0.33 per share during the same quarter in 1997. Results for the first quarter of 1997 included a $403,000 extraordinary loss (net of tax) incurred in refinancing $34.5 million of the Company's subordinated notes. Net income for the first quarter of 1997 before this extraordinary item was $12.2 million or $0.34 per share. During the first quarter of 1998, higher general and administrative costs ("G&A") were mostly offset by higher other income and net interest income as well as a lower provision for loan losses.

NET INTEREST INCOME. Net interest income totaled $33.0 million during the first quarter of 1998, a 2.2 percent increase from the $32.3 million of net interest income recorded during the same quarter in 1997. Higher interest earning asset levels produced most of the increase in net interest income. Average interest earning asset levels increased $225 million to $4.5 billion in the three month period ended Mar.31, 1998 from same three month period in 1997. This growth in interest earning assets was mainly funded with additional borrowings.

      The net interest margin ("NIM") was 2.96 percent during the first quarter of 1998, compared to 3.05 percent during the same quarter in 1997. The decline in the NIM since the first quarter of 1997 mainly resulted from the use of borrowings to fund loan growth. The margin earned on the loans purchased with borrowings was narrower than the overall NIM, producing the decline. While overall asset yields declined, the Company was able to lower the overall cost of funds to offset this decline.

INTEREST INCOME. Interest income on loans receivable rose $5.7 million to $59.2 million. The increase was primarily due to higher average loan balances that increased by $373.9 million to total $3.2 billion at Mar. 31, 1998, as compared to $2.8 billion the same quarter a year ago. The Bank increased average loan balances through new loan originations for portfolio of $195.7 million and the acquisition of $264.3 million of whole loans during the first quarter of 1998. A decline in the effective loan yield partly offset the effect of higher average balances. The loan yield was 7.40 percent during the first quarter of 1998, or 18 basis points lower than during the same quarter in 1997. Contributing to the decline in the loan yield was the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average.

     MBS interest income decreased $5.0 million during the first quarter to $14.6 million, compared to $19.6 million the same quarter a year ago. The decline was primarily related to a $255.8 million decline in average balances, and a 28 basis point decline in the effective yield. The decline in average MBS balances was primarily due to prepayments. The lower effective MBS yield was associated with higher amortization of net premiums, as well as some downward repricing in the portfolio.

     Interest income from investments increased $1.4 million during the first quarter to $5.1 million, compared to $3.7 million the same quarter a year ago due to higher average balances, partly offset by a lower effective yield. Average investment balances increased $106.9 million during the first quarter of 1998 compared to the same quarter last year. Most of the increase in average balances was associated with higher fed fund and interest-bearing bank balances, as the Company increased liquidity. Lower yields earned on new investment securities and the maturities of some higher rate securities, produced the nine basis point decline in the yield.

INTEREST EXPENSE. The decline in interest expense on deposits was produced by lower average balances and a lower effective rate. Deposit interest expense declined by $2.6 million to $33.3 million during the first quarter of 1998 compared to the same period a year ago. Average deposit balances declined by $111.1 million to $3.3 billion during the first quarter of 1998,
as compared to $3.4 billion the same quarter a year ago.   The decline in
average balances was primarily related to the maturity of higher rate short-term CD products that were heavily promoted during the beginning of 1997. The Bank allowed some of these balances to flow out of the Bank in an effort to reduce the cost of funds. The average yield paid on deposits declined 17 basis points to 4.14 percent at Mar. 31, 1998. The decline was mostly related to the reduction of the rates paid on certain checking and savings products in response to lower short-term interest rates. In addition, a decline in the overall size of the CD portfolio also contributed to the lower overall deposit rate.

     Higher average borrowing balances, partly offset by a decrease in average borrowing rates produced the increase in borrowing interest expense for the first quarter of 1998 as compared to the same period a year ago. During the first quarter of 1998, borrowing interest expense rose by $3.9 million to $12.7 million as compared to $8.8 million in the same period a year ago. Average balances rose by $308.2 million during the current quarter to total $869.2 million, as compared to $561.0 million the same period a year ago. Management relied on borrowings, particularly long-term borrowings, to fund a significant portion of the whole loan acquisitions, and to replace more costly short-term financings. The effective rate declined 42 basis points during the first quarter of 1998 compared to the same quarter a year ago. Lower rates on new long-term borrowings mainly produced the decrease.(6)

INTEREST RATE SPREAD. The Bank's ability to sustain current net interest income levels during future periods is largely dependent on maintaining the interest rate spread, which is the difference between weighted average rates on interest earning assets and interest bearing liabilities. The interest rate spread was 2.79 percent at Mar. 31, 1998, compared to 2.66 percent at Dec. 31, 1997 and 2.74 percent at Mar. 31, 1997. The increase in the interest rate spread was produced by a decline in the cost of funds, partly offset by lower asset yields. During January, Management lowered its rates on certain checking and savings accounts to lower the Bank's average cost of funds. In addition, Management allowed certain higher rate CD balances to flow out of the Bank. The Bank also was able to refinance some borrowings with new, lower rate FHLB advances. The repayment of higher rate loans and MBS and the purchase and origination of loans at rates below the portfolio average primarily generated the lower asset yields.

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

     Management also believes that several product-related factors will continue to impact the interest rate spread. First, the Bank has $1.6 billion

---------------

(6) In February of 1997, the Company issued $100 million of 7.125 percent senior notes. A portion of the proceeds from the senior notes were used on Mar. 31, 1997 to redeem, at par, the Company's $34.5 million of 8.25 percent subordinated notes. The benefit from this repayment of the higher costing borrowings did not begin to impact borrowing expense until the second quarter of 1997. Thus, the repayment benefited interest expense in the first quarter of 1998, but not the first quarter of 1997.

of "adjustable" rate loans and MBS that have initial fixed interest rate periods ranging from three to seven years. At Mar. 31, 1998, only $244.9 million of these loans and MBS were scheduled to reprice during the ensuing twelve months. If interest rates remain at current levels at the time of repricing, the Bank may experience an increase in the yields, but could also experience higher prepayments.

     Second, approximately $243.1 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate.(7)

     Third, $951.8 million of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition benefits the Bank's asset yields as market rates decrease, but constrains repricing as interest rates increase.

     Lastly, nearly all adjustable rate loans and MBS contain periodic and lifetime interest rate caps that limit the amount of upward repricing on loans and MBS. Most of the annual interest caps in the Bank's loan and MBS portfolio are 2 percent. At Mar. 31, 1998, only $13.1 million of loans and MBS are at their periodic or lifetime interest rate caps.

     On the liability side, the Company has $296.5 million of borrowings that are scheduled to reprice during the next six months and a CD portfolio of $1.9 billion that has a weighted average remaining maturity of 10 months.
The Company also has $1.3 billion of deposits in checking, savings, and money market accounts that are expected to help mitigate the effect of a rapid change in interest rates.

     Traditionally, financial institutions have used "GAP" analysis as a measure of interest rate sensitivity. GAP is the ratio of interest rate sensitive assets to interest rate sensitive liabilities over a specified time horizon, expressed as a percentage of total assets. At Mar. 31, 1998, the Company maintained a matched GAP position, suggesting that the Bank was relatively insulated from the effects of market rates during the next 12 months.

---------------

(7) At Mar. 31, 1998, the weighted average fully indexed rate on these loans was 7.47 percent and the weighted average floor was 8.02 percent. These interest rate floors benefited net income by $347,000 during the first quarter of 1998. The floors also increased the NIM and interest rate spread during the quarter by 3 basis points. In comparison, at Mar. 31, 1997, the Bank had $348.4 million of loans at their floors, which benefited interest income by $818,000 during the first quarter of 1997. In addition, the floors increased the NIM and interest rate spread during the first quarter of 1997 by 8 basis points.

See "ASSET/LIABILITY REPRICING SCHEDULE" following for further details. Also, see the Company's 1997 Annual Report/Form 10-K interest rate risk discussion.

PROVISION FOR LOAN LOSSES. Due to continued positive trends in credit quality, the Company reversed $500,000 of loan loss provisions during the first quarter of 1998. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and the adequacy of the accumulated provisions for losses.
 In comparison, the Company recorded no loss provisions during the first quarter or the entire year of 1997.

OTHER INCOME.   An increase in other income contributed to the higher level of net income for the first quarter of 1998. Other income for the first quarter of 1998 was $11.6 million, $1.1 million or 10.2 percent higher than during the same quarter a year ago.

     The increase in other income was primarily related to a $975,000 increase in gains from loan sales and higher income from real estate operations $823,000. The higher gains on loan sales were primarily related to an increase in loan sales volumes from the addition of the Bank's new mortgage subsidiary, Serve Corps Mortgage Corp. Most of the loans originated by Serve Corps are sold with servicing released to unaffiliated third party investors. In the future, Management plans to use Serve Corps to originate loans for the Bank's portfolio. The higher income from real estate operations was related to higher sales volumes primarily the sale of a 120-acre lot during the current quarter. In addition, brokerage commissions increased by $128,000 during the first quarter, as compared to the same quarter a year ago, due to an increase in transaction volumes at Investment Network, Inc., the Bank's discount brokerage subsidiary.

     These increases in other income were partly offset by lower revenues from ATM operations of $526,000 due to lower transaction volumes, and lower loan servicing fees of $269,000 due to a lower average servicing portfolio and the effect of rapid prepayments on capitalized servicing rights. The decline in ATM transaction volumes was partly due to increased competition from other ATM sites and the loss of some non-customer activity after the introduction of access fees for non-customers that use a Bank ATM in January 1997.

GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expenses
("G&A")totaled $27.3 million during the first quarter of 1998, or 12.8 percent higher than during the same period of 1997. The higher level of expense was mainly generated by increases in compensation and benefits, occupancy, equipment and office expense, and other expense

     Compensation and benefits rose $1.4 million during the first quarter of 1998 over the same quarter in 1997, due to the addition of Serve Corps, as well as annual merit increases and higher sales incentives. In addition, higher employment taxes and higher costs related to the employee stock ownership plan contributed to the increase. Occupancy, equipment and office expense rose $723,000 during the current quarter. This increase was primarily related to additional operating costs of the Bank's new operation center and higher systems costs. Higher systems costs primarily relate to retail banking and ATM applications and compliance work in preparation for the year 2000. In addition, other expense increased by $860,000 primarily due to higher tax consulting fees, higher professional fees, and expenses associated with Serve Corps.

     Management also increased the size of the branch network in recent months. The Bank opened its first MONEY CONNECTION CENTER in December 1997 and the second recently opened in May 1998. These branches are located in storefronts that have a similar cost composition as the Bank's current in-store branch locations. These centers will be located in areas with significant pedestrian traffic and will combine self-banking features, such as ATMs and telephone banking, with branch personnel to deliver a full range of banking services. The Bank plans to look for other opportunities to open these storefront branches in the future. The Bank intends to fund all branch expansion with existing liquidity.

     Management also expects G&A costs in 1998 related to the systems requirements to ensure that the Bank can process transactions in the next century. In 1996, The Bank began preliminary work on the Year 2000 compliance issue. Critical risk elements were identified and an inventory of computer hardware, software application, Bank vendors and available internal resources was prepared. From this assessment, a formal action plan was prepared and approved by the Bank's Board of Directors in early 1997. The action plan divided the project into segments which were aligned with the type of computer platform used by the Bank. Execution of the plan development work began in 1997 and will continue into 1998. The Bank has dedicated sufficient internal resources to this project and will continue to use external resources as necessary to meet project deadlines. The Bank is committed to completing the necessary compliance work by the end of 1998, with testing on the segments to begin later in the year and into

1999. The OTS has mandated that all savings institutions be Year 2000 compliant by the end of 1998, with 1999 set for testing. At Mar. 31, 1998, Management believes that development work in each of the segments is at least on schedule with compliance work to be completed and some testing to begin before the end of the year. Management currently estimates that the costs incurred in 1998 for work on the Year 2000 project will not be material. The Bank intends to fund these costs from operations and excess liquidity. The Bank expects that the outsourcing of its loan processing system will be completed by the end of 1998, ensuring that this area is Year 2000 compliant within the required time frame. The loan outsourcing decision will increase the Bank's operating expenses by approximately $350,000 per year.

     In addition to higher G&A costs associated with additions to the branch network and system projects, other factors will lead to an increase in expense during 1998. While Serve Corps operations will add to G&A, the addition to fee income will more than offset this increase. This subsidiary caused $875,000 of additional G&A expenses during the first quarter. Management also expects tax consulting expenses to increase with the implementation of new tax planning strategies, but the tax savings will more than offset the higher operating expenses.

OPERATIONS OF FORECLOSED REAL ESTATE.   The net loss generated from foreclosed
real estate operation was $34,000 during the first quarter of 1998, or $10,000 less than the net loss recorded during the same period a year ago. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

INCOME TAXES.   A lower level of pretax income and a decline in the effective income tax rate produced the decrease in the provision for income taxes during the first quarter of 1998, as compared to the same quarter a year ago. The annual effective income tax rate for the first quarter of 1998 was 31.7 percent, compared to 34.0 percent during the first quarter of 1997. The implementation of certain tax planning strategies produced the lower effective income tax rate.

EXTRAORDINARY ITEM. During the first quarter of 1997, the Company recorded a $403,000 extraordinary loss, net of tax, on the early extinguishment, at par, of its $34.5 million of 8.25 percent subordinated debt due in 2000. The write-off of unamortized issuance costs and discounts created the loss at extinguishment. The subordinated debt was repaid with a portion of the proceeds from the

Company's issuance of $100 million of  7.125 percent senior notes due in 2004.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS


                                                                                Three months ended Mar. 31,
Dollars in thousands                    At Mar. 31, 1998                    1998                            1997
----------------------------------------------------------------------------------------------------------------------------
                                                   Weighted                          Effective                       Effective
                                                    Yield/      Average                Yield/    Average              Yield/
                                          Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Investments:
   Investment securities  (b)           $   90,086    6.04%  $   77,506     $ 1,144     5.99% $   65,869   $ 1,001     6.16%
   Federal funds and
      interest-bearing bank balances        22,706    5.39      186,840       2,516     5.46     129,319     1,653     5.18
   Other investments (c)                   115,888    5.64      103,752       1,445     5.65      66,049     1,023     6.28
----------------------------------------------------------------------------------------------------------------------------
Total investments                          228,680    5.77      368,098       5,105     5.62     261,237     3,677     5.71
Mortgage-backed securities/
   securities due from broker              823,090    6.82      884,574      14,597     6.60   1,140,367    19,612     6.88
Loans receivable (d)                     3,361,014    7.44    3,200,879      59,209     7.40   2,826,965    53,553     7.58
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $4,412,784    7.24%  $4,453,551     $78,911     7.09% $4,228,569   $76,842     7.27%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Deposits:
   Interest-bearing checking            $  221,077    1.19%  $  223,148     $   706     1.28% $  232,182   $   993     1.73%
   Non-interest-bearing checking           168,653     --       165,334        --       --       140,225      --        --
   Other non-interest-bearing accounts      47,532     --        49,616        --       --        36,546      --        --
   Money market accounts                   224,295    3.69      219,019       1,946     3.60     219,477     1,947     3.60
   Savings accounts                        687,118    2.14      677,280       3,655     2.19     679,142     4,017     2.40
   Certificates of deposit               1,881,905    5.65    1,927,456      26,953     5.67   2,065,400    28,860     5.67
----------------------------------------------------------------------------------------------------------------------------
Total deposits                           3,230,580    4.09    3,261,853      33,260     4.14   3,372,972    35,817     4.31
Borrowings:(e)
   Short-term borrowings                   243,697    5.80      249,795       3,595     5.84     298,945     4,207     5.71
   Long-term borrowings                    618,850    5.86      619,430       9,065     5.94     262,092     4,547     7.04
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                           862,547    5.84      869,225      12,660     5.91     561,037     8,754     6.33
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $4,093,127    4.45%  $4,131,078     $45,920     4.51% $3,934,009   $44,571     4.59%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities     $  319,657           $  322,473                       $  294,560
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets to
  interest-bearing liabilities                1.08x                1.08x                            1.07x
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         $32,991                        $32,271
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                  2.79%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
"Average" interest rate spread                                                          2.58%                          2.68%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net yield on average earning assets                                                     2.96%                          3.05%
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.
(c) Includes investment in FHLB stock and other short-term investments.
(d) Includes loans held for sale and loans placed on a nonaccrual status.
(e) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.

KEY CREDIT STATISTICS


                                         Mar. 31, 1998      Dec. 31, 1997      Dec. 31, 1996
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                       $2,366,975   71%   $2,251,823   70%   $1,753,907   63%
Multifamily units                         900,407   27       911,035   28       988,506   35
Commercial                                 51,430    2        63,742    2        54,985    2
Land and land development                     ---    -           ---    -         1,633    *
------------------------------------------------------------------------------------------------
Total mortgage loans                   $3,318,812  100%   $3,226,600  100%   $2,799,031  100%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
CONSUMER LOANS:
Secured by deposits                    $    1,138   10%   $    1,015    8%   $    1,169    6%
Education                                      16    *            44    *           210    1
Home improvement                              115    1           136    1           281    1
Auto                                        9,519   80        10,818   82        16,197   85
Personal                                    1,077    9         1,225    9         1,193    7
------------------------------------------------------------------------------------------------
Total consumer loans                   $   11,865  100%   $   13,238  100%   $   19,050  100%
------------------------------------------------------------------------------------------------
Total loans held for investment        $3,330,677         $3,239,838         $2,818,081
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Weighted average rate                             7.45%              7.49%              7.66%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
*Less than 1 percent

                                        Mar. 31, 1998      Dec. 31, 1997      Dec. 31, 1996
Dollars in thousands                    Dollar      %      Dollar      %       Dollar     %
------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
1-4 family units                       $    7,364    87%  $    8,701    84%     $  9,102   73%
Multifamily units                             ---    --          ---    --           ---    --
Commercial                                    ---    --          ---    --           387     3
------------------------------------------------------------------------------------------------
Total mortgage loans                        7,364    87       8,701     84         9,489    76
CONSUMER LOANS                                 78     1          76      1            46     *
REAL ESTATE OWNED:
1-4 family units                            1,005    12       1,515     15         1,566    13
Multifamily units                             ---    --          ---    --         -----    --
Commercial                                    ---    --          ---    --         1,351    11
------------------------------------------------------------------------------------------------
Total real estate owned                     1,005    12        1,515    15         2,917    24
------------------------------------------------------------------------------------------------
Total nonperforming assets             $    8,447   100%  $   10,292   100%     $ 12,452   100%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
*Less than 1 percent

                                                           Mar. 31,     Dec. 31,    Dec. 31,
                                                             1998         1997        1996
---------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
---------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries) to average
  loans receivable                                          (0.04)%        0.05%      0.15%
Net California loan charge-offs (recoveries) to
  average California loans receivable                       (0.18)         0.27       0.56
Loan loss reserve to total loans                             1.03          1.06       1.28
Loan loss reserve to nonperforming loans                   459.27        391.88     377.19
Loan loss reserve to impaired loans                        292.75        176.48      64.04
Nonperforming assets to total assets                         0.18          0.23       0.29
General valuation allowance to non-
  performing assets                                        394.56        321.34     248.88
------------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT


LENDING

     At Mar. 31, 1998, the loans receivable portfolio was mainly comprised of residential mortgages, secured by both 1-4 family and multifamily dwellings. The loan portfolio also included, but to a much lesser extent, other commercial real estate loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

     Non-performing loans totaled $7.4 million at Mar. 31, 1998, down $1.3 million from Dec. 31, 1997. At both Mar. 31, 1998 and Dec. 31, 1997, the Company reported no non-performing loans in its income property lending portfolio. The level of non-performing loans continues to be among the lowest in the Company's recent history.

     At Mar. 31, 1998, the Bank had a net investment in impaired loans of $11.7 million, compared to $19.5 million at Dec. 31, 1997.(8) At both Mar. 31, 1998 and Dec. 31, 1997, all of the impaired loans were performing but considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. As anticipated by Management, the level of impaired loans has been significantly reduced since Dec. 31, 1996, when the net investment in impaired loans totalled $56.2 million, primarily because of the resolution of several income property loans that had been classified as impaired because of pending maturities.

     The accumulated provision for loan losses at Mar. 31, 1998 was $34.2 million compared to $34.4 million at Dec. 31, 1997, a decrease of $216,000. The following table provides a rollforward of the accumulated provision for loan losses from Jan. 1, 1997 through Mar. 31, 1998:





----------------

(8) Impaired as defined in SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosure."

                                       1998                       1997
                                   --------------     -------------------------
                                   Three   Months     Three Months   Year Ended
Dollars in thousands               Ended  Mar. 31     Ended Mar. 31    Dec. 31
--------------------               ---------------    -------------------------
Beginning of Period                   $34,395           $35,965        $35,965
Reversal of provision for losses         (500)            ---            ---
Charge-offs                               (83)           (1,498)        (2,781)
Recoveries                                367               550          1,211
                                   --------------     -------------------------
End of Period                         $34,179           $35,017        $34,395
                                   --------------     -------------------------
                                   --------------     -------------------------

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

     Net loan recoveries in the first three months of 1998 totaled $284,000, compared to $948,000 of net charge-offs in the first three months of 1997.(9) Annualized net loan recoveries to average loans receivable totaled 0.04 percent during the first quarter of 1998. In comparison, the Company had net loan charge-offs during all of 1997 and 1996 equivalent to 0.05 percent and
0.15 percent of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

----------------

(9) Gross loan charge-offs in the first quarter of 1998 totaled $83,000 and were related to 1-4 family and consumer loans. Recoveries during the first three months of 1998 were primarily related to income property loans.

     The continued trend of declining classified assets, the low level of non-performing loans, continued reductions in balances in the Company's nationwide income property loan portfolio, and net recoveries recorded during the first quarter of 1998, allow the Company to reverse $500,000 of previous provisions for loan losses. In comparison, no loan loss provision was recorded during the first quarter or the entire year of 1997. The decision to reverse loan loss provisions was based upon a careful review of various risk components of each of the portfolios as described above. In the future, subject to careful review of the risk elements of the portfolio, Management may continue to reverse previous loan loss provisions. However, this decision will be impacted by many factors, including real estate market conditions, current positive credit quality trends continuing, and the addition of the loan portfolio obtained in connection with the Beverly merger
scheduled to close in the third quarter of 1998.   See  "KEY CREDIT
STATISTICS" for further details.

     In addition to refinancing existing maturing income property loans, the Bank's Board of Directors has provided for an expansion of income property lending outside of the Midwest. Under this program, the Bank has been authorized to originate new multifamily loans where Management believes the economies are strong or to borrowers with whom it has a long-standing relationship. Originations under this program are expected to help offset the repayment of maturing loans. During 1997, the Board of Directors also approved a program to provide loans on real estate secured by industrial, office, and shopping center properties. The initial focus of the program will be on industrial centers and secondarily on office complexes. Loans on shopping centers will be considered only on a very select basis. The geographic focus of the program will be in the Midwestern states. Management anticipates originations under this program to be between $20 million and $25 million during 1998.

     During the first three months of 1998, the Bank purchased $264.3 million of whole loans, secured by 1-4 family residences located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures, and because of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. The Bank applied its own loan origination underwriting standards to the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

     Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. While some softness persists in certain areas, Management, through its market evaluations, site visits, and other research, is not aware of any unfavorable changes in those economies that would have a significant adverse effect on the Bank's loan portfolio. The Bank's largest concentrations of income property loans outside Illinois are California and Washington.

     As of Mar. 31, 1998, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 15 percent, compared to 18 percent at Dec. 31, 1997 and 34 percent at Dec. 31, 1996. Lower classified asset levels primarily generated the decrease in the ratio.

OTHER REAL ESTATE OWNED

     REO totaled $1.0 million at Mar. 31, 1998 compared to $1.5 million at the end of 1997. All of the REO at Mar. 31, 1998 and Dec. 31, 1997, were 1-4 family assets.

     The accumulated provision for real estate losses totaled $154,000 at
Mar. 31, 1998 compared to $157,000 at Dec. 31, 1997.   There was no provision
for REO losses during the first three months of 1998 and 1997. See "RESULTS OF OPERATIONS" for further details on REO provision.

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

    ASSET/LIABILITY REPRICING SCHEDULE (a)


                                                                         at Mar. 31, 1998
                                           -----------------------------------------------------------------------------------
                                           Weighted                               More than 6
                                            Average             % of   6 Months   months to                           Over
                                             Rate    Balance    Total   or less     1 year    1-3 years  3-5 years   5 years
------------------------------------------------------------------------------------------------------------------------------
 RATE SENSITIVE ASSETS:                                                    (Dollars in thousands)
  Investments:(b)
    Adjustable rate                         5.38%  $   22,706     *%  $   22,706  $     -    $      -     $    -    $     -
    Fixed rate                              5.80      205,974     5       91,205     51,000      10,038      4,968     48,763
  Mortgage-backed securities:(c) (d)
    Adjustable rate                         6.76      605,393    14      245,020    186,369     174,004        -          -
    Fixed rate                              6.98      217,697     5       16,485     15,568      54,270     43,846     87,528
  Mortgage loans:(c)
    Adjustable and renegotiable rate        7.39    2,834,703    64    1,216,662    429,403     946,104    242,534        -
    Fixed rate                              7.93      484,110    11       66,109     56,251     163,556     93,963    104,231
  Consumer loans (c)                        7.43       11,865     *        1,789      1,137       3,526      2,712      2,701
  Loans held for sale                       7.24       30,336     1       30,336        -           -          -          -
                                            ---------------------------------------------------------------------------------
    Total rate sensitive assets             7.24%  $4,412,784   100%  $1,690,312  $ 739,728  $1,351,498   $388,023  $ 243,223
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------
  RATE SENSITIVE LIABILITIES:
  Deposits:
    Checking and other deposit accounts     0.60%  $  436,743    11%  $  118,112  $  24,868  $   81,519   $ 58,898  $ 153,346
    Savings accounts                        2.14      687,279    17      226,735     43,504     136,622     91,865    188,553
    Money market deposit accounts           3.69      224,653     5      224,653        -           -          -          -
    Fixed-maturity certificates             5.65    1,881,905    46    1,143,262    343,396     273,228     82,903     39,116
                                            ---------------------------------------------------------------------------------
                                            4.09    3,230,580    79    1,712,762    411,768     491,369    233,666    381,015
   Borrowings:
    FHLB advances                           5.55      644,085    16      193,000         -      100,000    100,248    250,837
    Other borrowings                        6.54      202,062     5      103,545         -          -          -       98,517
    Mortgage-backed note                    8.82       16,400     *          -           -       16,400        -          -
                                            ---------------------------------------------------------------------------------
                                            5.84      862,547    21      296,545         -      116,400    100,248    349,354
                                            ---------------------------------------------------------------------------------
  Total rate sensitive liabilities          4.45%  $4,093,127   100%  $2,009,307  $ 411,768  $  607,769   $333,914  $ 730,369
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------
  Excess (deficit) of rate sensitive assets
  over rate sensitive liabilities (GAP)     2.79%  $  319,657         $ (318,995) $ 327,960  $  743,729   $ 54,109  $(487,146)
                                            ---------------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------------
  Cumulative GAP                                                      $ (318,995) $   8,965  $  752,694   $806,803  $ 319,657
  Cumulative GAP to total assets without
    regard to hedging transactions                                         (6.96)%     0.20%      16.42%     17.60%      6.97%
  Cumulative GAP to total assets with
    impact of hedging transactions                                         (5.08)%     1.07%      16.97%     17.60%      6.97%


      *  Less than 1 percent.

     (a) Mortgage loan repricing/maturity projections were based upon principal repayment percentages in excess of the contractual amortization schedule of the underlying mortgages. Multifamily mortgages were estimated to be prepaid at a rate of approximately 35 percent per year; adjustable rate mortgage loans on single family residences and loan securities were estimated to prepay at a rate of 22 percent per year; fixed rate loans and loan securities were estimated to prepay at a rate of 12 percent per year. Loans with an adjustable rate characteristic, including loans with initial fixed interest rate periods, are considered by Management to have an adjustable rate. Checking accounts were estimated to be withdrawn at rates between 15 percent and 21 percent per year. Most of the regular savings accounts were estimated to be withdrawn at rates between 18 percent and 26 percent per year, although for some of the accounts, Management assumed an even faster rate. Except for multifamily loans, the prepayment assumptions included in this schedule are based upon the Bank's actual prepayment experience over the past year, as well as Management's future expectations of prepayments. The Bank assumed a prepayment percentage of 35 percent because of current market conditions and the nature of the Bank's multifamily portfolio. The new decay assumption on passbook and checking accounts is based on a historical regression analysis of the Bank's growth in these accounts.

     (b) Includes investment in FHLB stock.
     (c) Excludes accrued interest and allowance for loan losses.
     (d) Includes MBS classified as securities due from broker.

PART II. --  OTHER INFORMATION


ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K


(a) The Company filed a current report on Form 8-K on March 17, 1998, announcing the 1998 Annual Meeting of Shareholders to be held on May 6, 1998.

(b) The Company filed a current report on Form 8-K on March 20, 1998, announcing an agreement to merge with Beverly Bancorporation.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                 -------------------------------------
                                             (Registrant)


Date: May 15, 1998           By:    /s/ Joseph C. Scully
                                --------------------------------------
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: May 15, 1998           By:     /s/ Robert N. Parke
                                -----------------------------------------
                                          Robert N. Parke
                               Senior Vice President and Treasurer

                                  (Principal Financial Officer)