Form 10-Q
period 1998-06-30
ST PAUL BANCORP INC
filed 1998-08-13
CIK 810578

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                     or

          ( )     Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the transition period from            to

                       Commission File Number 0-15580

                           St. Paul Bancorp, Inc.

           (Exact name of registrant as specified in its charter)

              Delaware                                     36-3504665
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60707
(Address of principal executive offices)                    (Zip Code)


                               (773) 622-5000
            (Registrant's telephone number, including area code)

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

   Common Stock, $.01 par value -- 40,568,018 shares, as of July 31, 1998

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX



PART I.   FINANCIAL INFORMATION



Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1998 and Dec. 31, 1997........................3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1998 and 1997..........................4

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1998 and 1997......................5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1998 and 1997......................6

          Notes to Consolidated Financial Statements...................7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................10




PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders.........42

Item 6    Exhibits and Reports on Form 8-K............................42

          Signature Page..............................................43

          Exhibits....................................................44

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                   June 30,           Dec. 31,
Dollars in thousands                                                                 1998               1997
                                                                                  -----------        -----------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                             $    81,678        $    89,429
    Federal funds sold and interest-bearing bank balances                             171,309             59,094
    Short-term cash equivalent securities                                              91,965             56,160
                                                                                  -----------        -----------
    Total cash and cash equivalents                                                   344,952            204,683
  Investment securities
    (Market: June 30, 1998-$80,332; Dec. 31, 1997-$41,574)                             80,332             41,574
  Mortgage-backed securities
    (Market: June 30, 1998-$613,951; Dec. 31, 1997-$921,277)                          609,582            917,863
  Securities due from broker
    (Market: June 30, 1998-$106,697)                                                  106,697               --
  Loans receivable (Net of allowance for loan losses:
     June 30, 1998-$33,891;  Dec. 31, 1997-$34,395)                                 3,193,280          3,205,443
  Loans held for sale, at lower of cost or market
    (Market: June 30, 1998-$54,791; Dec. 31, 1997-$17,091)                             54,099             17,028
  Accrued interest receivable                                                          26,467             26,313
  Foreclosed real estate (Net of allowance for losses:
    June 30, 1998-$148; Dec. 31, 1997-$157)                                             1,206              1,358
  Real estate held for development or investment                                       14,537             15,287
  Investment in Federal Home Loan Bank stock                                           39,995             38,188
  Office properties and equipment                                                      56,786             52,135
  Prepaid expenses and other assets                                                    36,936             37,464
                                                                                  -----------        -----------
Total Assets                                                                      $ 4,564,869        $ 4,557,336
                                                                                  ===========        ===========

LIABILITIES:
  Deposits                                                                        $ 3,287,245        $ 3,284,428
  Short-term borrowings                                                               200,210            370,203
  Long-term borrowings                                                                568,831            418,855
  Advance payments by borrowers for taxes and insurance                                21,483             21,232
  Other liabilities                                                                    48,999             44,706
                                                                                  -----------        -----------
  Total Liabilities                                                                 4,126,768          4,139,424

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                                 --                 --
  Common stock (par value $.01 per share:  Authorized:
    June 30,1998-80,000,000 shares; Dec. 31 1997-40,000,000 shares;
    Issued:  June 30, 1998-35,444,499 shares; Dec. 31, 1997-35,444, shares;
    Outstanding:  June 30, 1998-34,357,418 shares;
    Dec. 31, 1997-34,204,659 shares)                                                      354                354
  Paid-in capital                                                                     115,083            114,648
  Retained income, substantially restricted                                           342,804            324,937
  Accumulated other comprehensive income:
    Unrealized gain on securities (net of taxes of $1,003 at
    June 30, 1998 and $1,148 at Dec. 31, 1997)                                          1,647              1,887
  Borrowings by employee stock ownership plan                                            (121)              (221)
  Unearned employee stock ownership plan shares (364,963 shares)                       (2,858)            (2,858)
  Treasury stock (June 30, 1998-1,087,081 shares;
      Dec. 31, 1997-1,239,208 shares)                                                 (18,808)           (20,835)
                                                                                  -----------        -----------
  Total stockholders' equity                                                          438,101            417,912
                                                                                  -----------        -----------
Total liabilities and stockholders' equity                                        $ 4,564,869        $ 4,557,336
                                                                                  ===========        ===========

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three months ended                 Six months ended
                                                                         June 30,                          June 30,
Dollars in thousands except per share amounts                      1998             1997            1998             1997
                                                                 ---------        ---------       ---------        ---------
INTEREST INCOME:
  Loans receivable                                               $  61,103        $  56,668       $ 120,312        $ 110,221
  Mortgage-backed securities/securities due from broker             12,415           18,949          27,012           38,561
  Investment securities                                              1,260            1,056           2,404            2,057
  Federal funds and interest-bearing bank balances                     998            1,070           3,514            2,723
  Other investment income                                            1,762              981           3,207            2,004
                                                                 ---------        ---------       ---------        ---------
     Total interest income                                          77,538           78,724         156,449          155,566

INTEREST EXPENSE:
  Deposits                                                          32,935           35,696          66,195           71,513
  Short-term borrowings                                              3,332            5,039           6,927            9,246
  Long-term borrowings                                               8,350            4,595          17,415            9,142
                                                                 ---------        ---------       ---------        ---------
     Total interest expense                                         44,617           45,330          90,537           89,901
                                                                 ---------        ---------       ---------        ---------
     Net interest income                                            32,921           33,394          65,912           65,665
  Reversal of provision for loan losses                               (500)            --            (1,000)            --
                                                                 ---------        ---------       ---------        ---------
     Net interest income after provision for loan losses            33,421           33,394          66,912           65,665

OTHER INCOME:
  Loan servicing fees                                                   23              391             208              845
  Other fee income                                                   4,204            4,027           8,147            7,883
  ATM operations                                                     3,137            3,279           5,889            6,557
  Net gain on loan sales                                             1,315               65           2,407              182
  Discount brokerage commissions                                     2,073            1,629           3,718            3,146
  Income from real estate development operations                       614              681           1,923            1,167
  Insurance and annuity commissions                                    671              921           1,301            1,697
                                                                 ---------        ---------       ---------        ---------
     Total other income                                             12,037           10,993          23,593           21,477

GENERAL AND ADMINISTRATIVE EXPENSE:
  Salaries and employee benefits                                    14,231           14,226          29,534           28,105
  Occupancy, equipment and other office expense                      8,467            7,451          15,909           14,170
  Advertising                                                        1,492            1,413           3,008            2,841
  Federal deposit insurance                                            673              697           1,347            1,382
  Other                                                              2,344            1,781           4,662            3,239
                                                                 ---------        ---------       ---------        ---------
     General and administrative expense                             27,207           25,568          54,460           49,737
Loss on foreclosed real estate                                          50               39              84               83
                                                                 ---------        ---------       ---------        ---------
     Income before income taxes and extraordinary item              18,201           18,780          35,961           37,322
Income taxes                                                         5,685            6,383          11,307           12,688
                                                                 ---------        ---------       ---------        ---------
     Income before extraordinary item                               12,516           12,397          24,654           24,634
Extraordinary item:
  Loss on early extinguishment of debt, net of tax of $207            --               --              --               (403)
                                                                 ---------        ---------       ---------        ---------
     NET INCOME                                                  $  12,516        $  12,397       $  24,654        $  24,231
                                                                 =========        =========       =========        =========

INCOME BEFORE EXTRAORDINARY ITEM PER SHARE:
  Basic                                                          $    0.37        $    0.37       $    0.73        $    0.73
  Diluted                                                             0.36             0.36            0.70             0.71
                                                                 =========        =========       =========        =========

NET INCOME PER SHARE:
  Basic                                                          $    0.37        $    0.37       $    0.73        $    0.70
  Diluted                                                             0.36             0.36            0.70             0.69
                                                                 =========        =========       =========        =========

DIVIDENDS PER SHARE                                              $    0.10        $    0.08       $    0.20        $    0.16
                                                                 =========        =========       =========        =========

See notes to consolidated financial statements.

      ST. PAUL BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                      Borrowings   Unearned
                                                                         Accumulated  by Employee  Employee
                              Common Stock                                 Other        Stock      Stock                    Total
                              ------------         Paid-In    Retained  Comprehensive  Ownership  Ownership  Treasury  Stockholders'
                            Shares     Amount      Capital     Income       Income       Plan      Plan Shares  Stock       Equity
                           ---------------------------------------------------------------------------------------------------------
Balance at
Dec. 31, 1996              34,163,988    $ 384     $ 148,265    $ 288,065    $ 2,278     ($396)   ($2,883)   ($47,603)    $ 388,110
Comprehensive
  income:
Net income                       --       --            --         24,231       --        --         --          --          24,231
Change in unrealized
  gain on securities,
  (net of tax of $535)           --       --            --           --         (483)     --         --          --            (483)
                                                                                                                          ---------
Comprehensive
  income                                                                                                                     23,748

Retirement of
  Treasury stock                 --        (38)      (41,177)        --         --        --         --        41,215          --
Retirement of
  fractional shares            (1,230)    --             (19)        --         --        --         --          --             (19)
Stock option
  exercises                   802,937        8         7,388         --         --        --         --          --           7,396
Cash dividends paid
  to stockholders
  ($0.16 per share)              --       --            --         (5,430)      --        --         --          --          (5,430)
Repayment of
 ESOP principal --               --       --            --           --         --          92       --          --              92
Treasury stock
  purchases                  (977,625)    --            --           --         --        --         --       (17,134)      (17,134)
                          -----------    -----     ---------    ---------    -------     -----    -------    --------     ---------

Balance at
June 30, 1997              33,988,070    $ 354     $ 114,457    $ 306,866    $ 1,795     ($304)   ($2,883)   ($23,522)    $ 396,763
                          ===========    =====     =========    =========    =======     =====    =======    ========     =========

Balance at
Dec. 31, 1997              34,204,659    $ 354     $ 114,648    $ 324,937    $ 1,887     ($221)   ($2,858)   ($20,835)    $ 417,912
Comprehensive
  income:
Net income                       --       --            --         24,654       --        --         --          --          24,654
Change in unrealized
  gain on securities,
  (net of tax of $145)           --       --            --           --         (240)     --         --          --            (240)
                                                                                                                          ---------
Comprehensive
  income                                                                                                                     24,414

Stock option
  exercises                   152,127     --             419                    --         --        --         2,027         2,446
Issuance of
  common stock                    632     --              16         --         --        --         --          --              16
Cash dividends paid
  to stockholders
  ($0.20 per share)              --       --            --         (6,787)      --        --         --          --          (6,787)
Repayment of
 ESOP principal                  --       --            --           --         --         100       --          --             100
                          -----------    -----     ---------    ---------    -------     -----    -------    --------     ---------

Balance at
June 30, 1998              34,357,418    $ 354     $ 115,083    $ 342,804    $ 1,647     ($121)   ($2,858)   ($18,808)    $ 438,101
                          ===========    =====     =========    =========    =======     =====    =======    ========     =========

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six months ended June 30
Dollars in thousands                                            1998             1997
                                                             ---------        ---------
OPERATING ACTIVITIES
Net income                                                   $  24,654        $  24,231
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Reversal of provision for loan losses                     (1,000)            --
      Provision for depreciation                                 4,248            3,834
      Assets originated and acquired for sale                 (183,200)         (15,508)
      Sale of assets held for sale                             145,713           16,189
      Increase in accrued interest receivable                     (154)          (2,362)
      Decrease in prepaid expenses and other assets                528            1,539
      Increase (decrease) in other liabilities                   4,293           (1,191)
      Net amortization of yield adjustments                     (1,815)          (2,178)
      Other items, net                                             462           (2,743)
                                                             ---------        ---------
  Net cash provided (used) by operating activities              (6,271)          21,811
                                                             ---------        ---------

INVESTING ACTIVITIES
Principal repayments on loans receivable                       742,948          425,030
Loans originated and purchased for investment                 (733,000)        (749,919)
Loans receivable sold                                            5,504            3,579
Principal repayments on available for sale mortgage-
 backed securities                                             111,009           58,121
Principal repayments on held to maturity mortgage-
 backed securities                                              88,405           49,854
Maturities of available for sale investment securities          20,164           16,200
Purchase of available for sale investment securities           (58,630)         (40,157)
Additions to real estate                                        (2,314)          (6,206)
Real estate sold                                                 4,417            5,248
Purchase of Federal Home Loan Bank stock                        (1,807)          (2,977)
Additions to office properties and equipment                    (8,899)          (9,255)
                                                             ---------        ---------
  Net cash provided (used) by investing activities             167,797         (250,482)
                                                             ---------        ---------

FINANCING ACTIVITIES
Proceeds from issuance of certificates of deposit              154,831          193,310
Payments for maturing certificates of deposit                 (193,758)        (268,375)
Net increase in other deposit products                          41,744           33,221
New long-term borrowings                                       250,000          148,538
Repayment of long-term borrowings                                 --            (75,852)
Increase (decrease) in short-term borrowings, net             (270,000)         214,685
Dividends paid to stockholders                                  (6,787)          (5,430)
Net proceeds from exercise of stock options                      2,446            7,396
Issuance of common stock                                            16             --
Purchase of treasury stock                                        --            (17,134)
Increase in advance payments by borrowers
   for taxes and insurance                                         251              824
                                                             ---------        ---------
  Net cash provided (used) by financing activities             (21,257)         231,183
                                                             ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                          140,269            2,512
Cash and cash equivalents at beginning of period               204,683          190,208
                                                             ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 344,952        $ 192,720
                                                             =========        =========

See notes to consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Interest credited on deposits                              $ 61,248          $69,593
   Interest paid on deposits                                     5,505            6,411
                                                              --------          -------
   Total interest paid on deposits                              66,753           76,004

   Interest paid on borrowings                                  25,685           14,378
   Income taxes paid, net                                          374            6,804
   Real estate acquired through foreclosure                      1,275              751
   Loans originated in connection with real estate
      acquired through foreclosure                                  --               --

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results expected for the entire fiscal year.

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

On July 1, 1998, the Company completed a merger with Beverly Bancorporation, Inc. that will be accounted for as a pooling-of-interests. Beginning with the Company's financial statements in the third quarter of 1998, all financial statements will be restated for the pooling-of-interests. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-GENERAL" for further details.

3. At June 30, 1998, the Company had the following outstanding commitments to originate loans (dollars in thousands):

                    1-4 Family Mortgage Loans                   $97,145
                    Income Property Loans                        29,141
                    Commercial Construction                         302
                    Consumer Loans                                7,284
                    Unused Lines of Credit                      101,251


The Bank had commitments to purchase 1-4 family adjustable real estate loans of $850 million scheduled to close in the third quarter. The Bank also had commitments to purchase adjustable rate mortgage-backed securities of $30 million. The Company anticipates funding these origination commitments with cash flow from operations and incremental borrowings as necessary.

The Company had forward contracts at June 30, 1998, to sell $44.1 million of 1-4 family real estate loans. The consolidated financial statements contain market value losses, if any, related to these contracts.

At June 30, 1998, the Company has outstanding $5.2 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

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

5. On December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Under the new requirements, the Company reports basic and diluted earnings per share, in the place of the previously reported primary and fully diluted earnings per share. Restatement of prior periods was required. Under SFAS No. 128, the computation of basic earnings per share excludes the dilutive effect of common stock equivalents. The Company's only common stock equivalents are stock options issued to employees and directors. Diluted earnings per share reflect the potential dilutive effect of stock options, computed using the treasury stock method and the average market price of the Company's common stock over the period. For the Company, diluted earnings per share approximated the previously reported primary earnings per share. The impact of this Statement on future earnings per share is largely dependent on future share prices and the amount of stock options outstanding.

The following table sets forth the computation for basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997:

                                                       Three months ended                     Six months ended
                                                       ------------------                     ----------------
                                                      1998              1997              1998              1997
                                                  -----------       -----------       -----------       -----------
Income before
     extraordinary item                           $    12,516       $    12,397       $    24,654       $    24,634
                                                  ===========       ===========       ===========       ===========

Denominator for basic
     earnings per share-
     weighted average shares                       33,980,596        33,615,380        33,945,964        33,823,553

Effect of diluted securities:
     Stock options issued to
     employees and directors                        1,100,412         1,068,654         1,130,054         1,075,331
                                                  -----------       -----------       -----------       -----------
Denominator for diluted
     earnings per share-
     adjusted weighted
     average shares and
     assumed conversions                           35,081,008        34,684,034        35,076,018        34,898,884
                                                  ===========       ===========       ===========       ===========

Income before extraordinary item per share:
              Basic                               $      0.37       $      0.37       $      0.73       $      0.73
                                                  ===========       ===========       ===========       ===========

              Diluted                             $      0.36       $      0.36       $      0.70       $      0.71
                                                  ===========       ===========       ===========       ===========


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

7. In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, Employer's Disclosure about Pensions and Other Post-retirement Benefits. This Statement revises an employer's financial statement disclosures for pension and other post-retirement benefit plans. This Statement does not, however, change the measurement or recognition of those plans, and will therefore have no effect on the financial statements. This Statement is effective for 1998.

8. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. This Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, Management does not anticipate that the adoption of the new Statement will have significant impact on earnings or the financial position of the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
                  St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At June 30, 1998, the Company reported total assets of $4.6 billion and the Bank operated 53 branches in the Chicago metropolitan area with a network of 496 automated teller machines (ATM) in the eight county Chicagoland area, including Northwestern Indiana.

                  On July 1, 1998, the Company merged with Beverly Bancorporation, Inc. ("Beverly"), the bank holding company of Beverly National Bank and Beverly Trust Company. Beverly, with total assets of $705 million at June 30, 1998, operates 12 branches primarily serving the south and southwestern suburbs of Chicago and has a network of over 50 ATM machines. Beverly Trust Company provides a wide array of trust services for individuals and corporations, including asset management of personal living trusts and corporate employee benefit plans, and the administration of land trusts. The Company issued 1.063 shares of its common stock in exchange for each outstanding common share of Beverly. The Company issued approximately 6.1 million new shares of common stock and reserved an additional 558,000 common shares in exchange for the outstanding stock options issued to Beverly officers and directors. The combined shares issued and stock options outstanding resulted in an initial value of the transaction of approximately $151.0 million.

                  As of July 1, 1998, the combined entity had total assets of over $5.3 billion, 65 branches and an ATM network of over 550 machines. In connection with the merger, the Company is expected to record, in the third quarter of 1998, a transaction charge of approximately $11.5 million before income taxes. This charge will include one-time transaction costs, contract termination penalties, severance, and additional provisions for loan losses to conform Beverly's allowance for loan losses to the Company's methodology. Management expects that the transaction will be accretive to earnings within the first twelve months after the merger. Management expects to reduce annual Beverly expenses by $4.8 million or 19 percent of Beverly's general and administrative expenses. In addition, by introducing the Bank's products, such as brokerage and annuity products, to the Beverly customers, and Beverly products, such as trust operations and commercial banking to St. Paul customers, fee income is expected to be enhanced by approximately $1.0 million.

                  The merger will be accounted for as a pooling-of-interests. Accordingly, beginning in the third quarter of 1998, the Company will restate all financial information to incorporate Beverly's results as if the merger occurred at the beginning of the period. Because the merger occurred on July 1, 1998, the accompanying consolidated financial statements and Management Discussion and Analysis of the financial results for the three month and six month periods ended June 30, 1998 represent the results of St. Paul Bancorp only and are not restated for the merger with Beverly. Financial results will be restated in the third quarter 1998.

                  The Bank's branch network of 65 locations, including the twelve Beverly locations, consists of 47 free-standing branches, 16 banking offices located in grocery supermarkets and two Money Connection Centers. The two Money Connection Centers are the Bank's newest locations and opened in December 1997 and May 1998. These locations are designed to leverage a smaller space and the lower initial investment of grocery store branches. The Bank also closed one of its in-store locations in the second quarter of 1998, due to the closing of the grocery store in which the branch is located.(1)

                  The Bank also operates one of the largest networks of automated teller machines ("ATMs") in the Chicagoland area with over 550 machines, including the Beverly machines. This network includes 250 ATMs located in White Hen Pantry convenience stores, and additional machines located in Dominick's and Eagle grocery stores, JJ Pepper's convenience stores, and Gas City service stations. The Bank installed the Eagle ATMs in the first quarter of 1998 and has an option to add another 30 machines at a later date.

                  Both the Company and the Bank continued to operate other wholly owned financial services companies, including Investment Network, Inc., Annuity Network, Inc., SPF Insurance Agency, Inc., and St. Paul Financial Development Corporation ("SPFD"). As of June 30, 1998, customers maintained $730 million of investments

--------
    (1) Of the 16 branches located in grocery supermarkets, 15 of the locations are inside Dominick's grocery stores. At the end of 1997, Dominick's changed the format of the stores from a low margin/high volume warehouse superstore to a higher margin upscale grocery store. During the remodeling process, the Bank has seen a decline in transaction volumes in these store branches. The decline was due to the remodeling and renovation and the shift in the focus of the store's targeted customer strategy. Management continues to monitor the activities in these locations, as well as the performance of Dominick's.

through Investment Network, Inc. and $338 million of annuity contracts through Annuity Network, Inc. SPFD is a residential and commercial land development company focused in the greater Chicagoland area, providing both equity and financing investments for real estate development projects. At June 30, 1998, SPFD had $21.6 million in real estate equity and financing investments. In addition, in January 1998, ATM Connection, Inc. began operations as a new subsidiary of the Bank. This subsidiary owns and operates the ATM network of the Bank.

                  In January 1998 the Bank acquired a privately-held residential mortgage broker serving Chicago and its surrounding suburbs. This broker now operates as a separate subsidiary of the Bank under the name Serve Corps Mortgage Corporation ("Serve Corps"). Serve Corps originates 1-4 family residential mortgages for sale to third party investors. The Bank anticipates that the acquisition of this operation will increase overall 1-4 family loan origination volumes and enhance other income through gains on loans sold to third party investors. Some Bank lending functions are being integrated into Serve Corps operations. During the first six months of 1998 Serve Corps originated $161.9 million of 1-4 family loans, including $31.5 million of loans originated for the Bank's portfolio.

                  The Company will also operate an additional subsidiary, St. Paul Trust Company (formerly Beverly Trust Company) acquired in connection with the Beverly merger as a subsidiary of the holding company. As of July 1, 1998, the trust operations had $341.1 million of assets under management.

                  In general, the business of the Bank is to reinvest deposits collected from branch facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial real estate loans. The Bank's 1-4 family residential mortgage products are originated through its mortgage brokerage operations, retail banking offices, and telephone banking facility, as well as a correspondent loan program in the Chicago metropolitan area and other Midwestern states (including Wisconsin, Indiana, Michigan and Ohio). The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile and credit card loans through the retail banking offices. The Bank has also entered into agreements to sell lesser quality home equity and automobile loans to third parties rather than retaining them for its portfolio. During the first six months of 1998, the Bank (including Serve Corps) originated $332.7 million of 1-4 family loans, $33.8 million of home equity/line of credit loans, and $5.1 million of other consumer loans.

                  The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and commercial real estate. After the Beverly merger, the Bank will begin to offer commercial loan products. In recent years, the Bank made income property loans only in several Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank resumed its nationwide income property lending program, to help offset repayments in its existing portfolio. The Bank will focus its efforts in those markets where Management believes the economies are strong. In addition, Management will consider originations to borrowers with whom the Bank has a long standing relationship. During 1997, the Board of Directors also approved a program to originate loans secured by industrial, office, and, to a lesser extent, shopping center properties located in the Midwest. See "CREDIT RISK MANAGEMENT" for further details. During the first six months, the Bank originated $116.0 million of income property loans and $17.5 million of loans under the industrial, office, and shopping center program. In connection with the Beverly merger, the Company acquired a commercial loan portfolio of approximately $186 million. The Bank expects to expand these product lines.

                  To supplement its loan origination efforts and offset heavy loan prepayments, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During the first six months of 1998, the Bank purchased $355.9 million of 1-4 family adjustable rate loans located nationally. Also, the Bank has purchase commitments for $850 million of 1-4 family loans scheduled to close in the third quarter. The Bank also invests in mortgage-backed securities ("MBS"), government and other investment-grade, liquid investment securities. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM"). Unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

                  As a consumer-oriented retail financial institution, the Bank gathers deposits from the neighborhoods and surrounding suburbs of the metropolitan Chicago area, which have favorable savings patterns and high levels of home ownership. The Bank offers a variety of deposit products including checking, savings, money market accounts, and certificates of deposit ("CDs"). The Bank will begin to offer commercial checking services to its customers, expanding on this product line obtained in the Beverly merger. The Beverly commercial deposit portfolio totaled nearly $52 million at June 30, 1998. The Bank also relies on borrowings to help finance operations and create interest earning assets.

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

STATEMENT OF FINANCIAL CONDITION

                  St. Paul Bancorp reported total assets of $4.6 billion at June 30, 1998, a $7.5 million increase over total assets reported at Dec. 31, 1997. Higher cash equivalent securities and investment securities generally produced the increase in total assets. These increases were partly offset by lower MBS balances and a slight decline in loans receivable.

                  Cash and cash equivalents totaled $345.0 million at June 30, 1998, $140.3 million more than Dec. 31, 1997. See "CASH FLOW ACTIVITY" for further details.

                  Investment securities, comprised of U.S. Treasury and agency debt securities and other marketable equity securities, totaled $80.3 million at June 30, 1998, as compared to $41.6 million at Dec. 31, 1997. Additional purchases of U.S. Treasury and agency debt and an equity security, offset by maturities, produced the increase. At both June 30, 1998 and Dec. 31, 1997, all of the Company's investment securities were classified as AFS. The Company recorded an unrealized gain on AFS investment securities of $708,000 at June 30, 1998, and $428,000 at Dec. 31, 1997.

                  MBS (including securities due from brokers) totaled $716.3 million at June 30, 1998, $201.6 million or 22.0 percent less than the $917.9 million of MBS at Dec. 31, 1997. Principal repayments produced the lower balance. The Bank held commitments to purchase $30.0 million of MBS in the third quarter. The weighted average yield on the MBS portfolio was 6.75 percent at June 30, 1998, or 12 basis points lower than the weighted average yield at Dec. 31, 1997. Higher amortization of net premiums produced the decrease in the weighted average yield since Dec. 31, 1997. The Bank's MBS portfolio at June 30, 1998, included $228.9 million of loans originated and serviced by the Bank.

                  Approximately 53 percent of the MBS portfolio is classified as AFS, and at June 30, 1998, the Company reported an unrealized gain on its AFS MBS of $2.0 million compared to an unrealized gain of $2.6 million at Dec. 31, 1997. At June 30, 1998, 72 percent of the MBS portfolio had adjustable rate characteristics

(although some may be performing at initial fixed interest rates), compared to 74 percent of the portfolio at Dec. 31, 1997.

                  Net loans receivable totaled $3.2 billion at June 30, 1998 or $12.2 million less than at Dec. 31, 1997. The purchase of $356.7 million of loans and the origination of another $371.6 million of loans held for investment, partly offset by $742.9 million of principal repayments, produced the increase in loans receivable since year end 1997. The Bank had commitments to purchase $850 million of loans in the third quarter. See "CASH FLOW ACTIVITY" for further discussion of loan prepayment and originations.

                  The weighted average rate on loans receivable decreased to
7.42 percent at June 30, 1998 from 7.49 percent at Dec. 31, 1997. The repayment of higher yielding loans and the purchase and origination of loans at rates lower than the portfolio average produced a decline in the weighted average rate. At both June 30, 1998 and Dec. 31, 1997, 85 percent of the loan portfolio had adjustable rate characteristics.

                  Loans held for sale increased $37.0 million during the first six months of 1998 to $54.1 million at June 30, 1998. The increase in loans held for sale resulted from the addition of Serve Corps, the Bank's new mortgage loan brokerage subsidiary. Loans originated by Serve Corps are either classified as held for sale (and sold to third parties) or originated for the Bank's portfolio.

                  Deposits totaled $3.3 billion at June 30, 1998, relatively unchanged from Dec. 31, 1997. The weighted average cost of deposits decreased to
4.08 percent at June 30, 1998 from 4.26 percent at Dec. 31, 1997. The maturity of higher rate certificates of deposit (CDs), and a decrease in the relative size of the CD portfolio, produced a decline in the weighted average rate paid on deposits. In addition, the Bank lowered the rates paid on certain savings, money market, and checking products, further reducing the weighted average rate.

                  Total borrowings, which include FHLB advances, totaled $769.0 million at June 30, 1998, $20.1 million or 2.5 percent lower than the $789.1 million of borrowings at Dec. 31, 1997. During the first six months of 1998, the Bank used long-term borrowings to refinance some higher costing short-term balances. The replacing of higher costing short-term borrowings with long-term borrowings causes the combined weighted average cost of borrowings to decline to
5.83 percent at June

30, 1998 from 6.09 percent at Dec. 31, 1997. The Bank expects to use borrowings to fund a portion of its commitments to purchase loans and MBS in the third quarter. See "CASH FLOW ACTIVITY" for further discussion.

                  Stockholders' equity of the Company was $438.1 million at June 30, 1998 or $12.75 per share. In comparison, stockholders' equity at Dec. 31, 1997 was $417.9 million or $12.22 per share. The $20.2 million increase in stockholders' equity during the six months ended June 30, 1998 resulted from $24.7 million of net income and $2.3 million of capital provided by the exercise of stock options granted to employees and directors, partly offset by dividends paid to shareholders of $6.8 million. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

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

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Tier I capital equals the capital of the Bank less certain intangible assets and the net assets of non-includable subsidiaries. Total capital equals Tier I capital plus the Bank's general allowance for loan losses, up to certain limits. As of June 30, 1998, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

                  As of June 30, 1998, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios(2) as set forth in the table below. The Bank's actual amounts and ratios are also presented corrected in the following table:

                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                    For Capital                         Prompt Corrective
                                    Actual                       Adequacy Purposes:                     Action Provisions:
Dollars in thousands          Amount     Ratio              Amount               Ratio              Amount               Ratio
--------------------          ------     -----              ------               -----              ------               -----
As of June 30, 1998

 Total Capital
  (to Risk Weighted Assets)   $417,459   16.10%            >$207,450             >8.00%            >$259,313             >10.00%
                                                           -                     -                 -                     -
 Tier I Capital
  (to Risk Weighted Assets)   $385,027   14.85%            >$103,725             >4.00%            >$155,588             > 6.00%
                                                           -                     -                 -                     -
 Tier I Capital (core)
  (to Regulatory Assets)      $385,027    8.69%            >$177,242             >4.00%            >$221,553             > 5.00%
                                                           -                     -                 -                     -

As of Dec. 31, 1997

 Total Capital
  (to Risk Weighted Assets)   $413,080   17.12%            >$193,073             >8.00%            >$241,341             >10.00%
                                                           -                     -                 -                     -

 Tier I Capital
  (to Risk Weighted Assets)   $382,879   15.85%            >$ 96,645             >4.00%            >$144,967             > 6.00%
                                                           -                     -                 -                     -

 Tier I Capital (core)
  (to Regulatory Assets)      $382,879    8.61%            >$177,939             >4.00%            >$222,424             > 5.00%
                                                           -                     -                 -                     -

                  While tier I capital to regulatory assets increased slightly from Dec. 31, 1997 to June 30, 1998, both total capital and tier I capital to risk-weighted assets declined by approximately 100 basis points. The lower ratio was caused by an increase in risk-weighted assets, as total and tier I capital actually increased slightly during the period. The higher risk-weighted assets were primarily due to the off-balance sheet commitments at June 30, 1998 to purchase loans and MBS in the third quarter.

                   The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at June 30, 1998:

--------
        (2) Under separate OTS regulations, the Bank is required to maintain minimum capital level ratios of core and tangible capital to adjusted assets and total regulatory capital to risk-weighted assets. At June 30, 1998, the Bank's tangible and core capital ratio of 8.69 percent and risk-based capital of 16.10 percent exceed required capital levels.

                                                           June 30,
Dollars in thousands                                        1998
                                                          ---------
Stockholders' equity of the Company                       $ 438,101
Less: capitalization of the Company
      and non-Bank subsidiaries                             (46,231)
                                                          ---------
Stockholder's equity of the Bank                            391,870
Less: unrealized gain on
      available for sale securities                          (1,232)
Less: investments in non-includable
      subsidiaries                                           (1,376)
Less: intangible assets and other non-includable assets      (4,235)
                                                          ---------
Tangible and core capital                                   385,027
Plus: allowable GVAs                                         32,432
                                                          ---------
Risk-based capital                                        $ 417,459
                                                          =========

                  In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, which has never been implemented by the OTS, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than two percent. If a change greater than two percent occurs, one-half of the percent change in the market value of capital in excess of two percent is added to the institution's risk-based capital requirement. At June 30, 1998, the Bank had no "excess" interest rate risk that would have required additional risk-based capital if the regulation had been implemented by the OTS. Even if it had excess interest rate risk, at June 30, 1998, the Bank would have $210.0 million of excess risk-based capital available to meet any additional capital requirement.

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

CASH FLOW ACTIVITY

Sources of Funds. The major sources of funds during the first six months of 1998 included $942.4 million of principal repayments on loans receivable and MBS, $154.8 million from the issuance of CDs, $145.7 million from the sale of assets held for sale, a $41.7 million increase in other deposit products, and $20.2 million from maturing AFS investment securities.

                  During the first six months of 1998, repayments of loans receivable and MBS totaled $942.4 million, compared to $533.0 million during the first six months of 1997. The increase in repayments during the first six months of 1998 was primarily in the 1-4 family loan and MBS portfolios, which totaled $750.5 million during the first half of 1998, mainly due to the low interest rate environment. This low interest rate environment may continue to cause prepayments to remain at high levels. In addition, the Bank has experienced high prepayments in the loan portfolio with initial fixed interest rate periods of three to five years as many borrowers refinanced before this introductory term expired.

                  The issuance of CDs during the first six months of 1998 totaled $154.8 million, as compared to $193.3 million of CDs issued during the same period in 1997. Management did not retain a portion of the short-term, higher-rate, CD products issued during 1997 in an effort to reduce the cost of funds. The Bank also reduced its marketing efforts associated with the CD products. Checking, savings and money market account balances increased $41.7 million during the first six months of 1998, compared to $33.2 million during the first six months of 1997.

                  The sale of $145.7 million of loans originated for sale provided liquidity during 1998, compared to $16.2 million in the same period in 1997. The addition of Serve Corps, the Bank's new residential loan brokerage subsidiary in January 1998 produced the increase. See "MANAGEMENT DISCUSSION AND ANALYSIS - GENERAL" for further details.

                  The maturity of $20.2 million of investment securities also provided additional liquidity during 1998. In comparison, during the same six month period in 1997, $16.2 million of funds were provided by the maturity of investment securities.

Uses of Funds. The major uses of funds during the six months ended June 30, 1998 included $733.0 million of loans originated and purchased for investment, $193.8 million of payments for maturing CDs, $183.2 million for the origination of assets held for sale, $58.6 million for the purchase of AFS investment securities, and $20.0 million in repayments of short-term borrowings.

                  Loans originated and purchased for investment totaled $733.0 million during the first six months of 1998, compared to $749.9 million during the same period of 1997. The Bank has used whole loan purchases to offset the effects of high loan repayments, build earning asset levels, and supplement loans originated for investment. During the first six months of 1998, the Bank purchased $356.7 million of loans compared to the purchase of $514.2 million of loans during the first six months of 1998. The Bank has commitments to purchase an additional $880 million of loans and MBS during the third quarter of 1998. In addition to loans originated for investment, the Company originated $194.2 million of loans that were held for sale, compared to $15.5 million during the same six months in 1997, due to the operations of Serve Corps.

                  Payments for maturing CDs decreased from $268.4 million during the six months ended June 30, 1997 to $193.8 million during the first six months of 1998. The Bank did not retain a significant portion of the higher costing, short-term products issued in 1997.

                  During the first six months of 1998, $58.6 million of funds were used to purchase AFS investment securities. In comparison, during the same period in 1997, $40.2 million of funds were used to purchase AFS investment securities.

                  During the first half of 1998, the Bank reduced net borrowings by $20.0 million. During 1998, the Bank replaced some higher costing short-term borrowings with lower costing long-term borrowings. The Bank may use additional borrowings to fund the loan and MBS purchase commitments during the third quarter. In comparison, during the first six months of 1997, the Bank increased borrowings by $287.4 million to help fund loan purchases.

                  During the first six months of 1998, the Company did not repurchase any shares of its own common stock under stock repurchase programs. In comparison, the Company used $17.1 million to acquire 977,625 of its own common stock during the first six months of 1997.

Holding Company Liquidity. At June 30, 1998, St. Paul Bancorp, the "holding company," had $91.3 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of less than 90 days. In addition, the Company has $14.3 million of investment securities and $2.4 million of MBS securities classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At June 30, 1998, no funds have been borrowed under this agreement.

                  Sources of liquidity for St. Paul Bancorp during the first six months of 1998 included $10.7 million of repayments of advances to SPFD, $11.3 million of dividends from the Bank, and $850,000 of dividends from SPFD and Annuity Network, Inc. Uses of St. Paul Bancorp's liquidity during the first six months of 1998 included the purchase of $19.6 million of investment securities, $6.9 million of dividends paid to stockholders, and advances to the Bank of $3.5 million(3). In July 1998, the Company's Board of Directors approved a 50% increase in the quarterly dividend rate, by increasing the dividend to $0.15 per share per quarter, from $0.10 per share, per quarter. The new quarterly dividend rate will begin with the third quarter dividend payment.

Regulatory Liquidity Requirements. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, and certain securities. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4 percent to 10 percent, depending upon economic conditions and the deposit flows of savings institutions. In November 1997, the OTS revised its liquidity requirement to 4 percent from 5 percent and expanded the asset types that qualify as liquid assets. The OTS also added a qualitative liquidity requirement so the Bank must maintain liquidity to ensure safe and sound operations. Because of the expanded definition of liquid assets, the Bank's liquidity at June 30, 1998 of $678.6 million substantially exceeded the 4 percent requirement of $139.4 million. Because of the change in regulation, Management's regulatory liquidity compliance focus has shifted from quantitative measures to qualitative safety and soundness concerns.

--------
     (3) During 1998, the Company used its excess liquidity to advance funds to the Bank for use in the Bank's operation. The advance is due upon demand and earns a rate of interest comparable to what the Company could earn on its investment portfolio.

RATE/VOLUME ANALYSIS

         The following tables present the components of the changes in net interest income by volume and rate(4) for the three and six months ended June 30, 1998 and 1997:

                                    Three months ended June 30, 1998 and 1997        Six months ended June 30, 1998 and 1997
                                              INCREASE/(DECREASE) DUE TO                    INCREASE/(DECREASE) DUE TO

                                                                       TOTAL                                          TOTAL
Dollars in thousands                     VOLUME          RATE          CHANGE          VOLUME          RATE           CHANGE
                                         -------        -------        -------        --------        -------        --------
CHANGE IN INTEREST INCOME:
Loans receivable                         $ 6,730        $(2,295)       $ 4,435        $ 13,664        $(3,573)       $ 10,091
Mortgage-backed securities(5)             (5,069)        (1,465)        (6,534)         (9,302)        (2,247)        (11,549)
Investment securities                        254            (50)           204             426            (79)            347
Federal funds and interest-bearing
  bank balances                              (65)            (7)           (72)            705             86             791
Other short-term investments                 891           (110)           781           1,422           (219)          1,203
                                         -------        -------        -------        --------        -------        --------
  Total interest income                    2,741         (3,927)        (1,186)          6,915         (6,032)            883


CHANGE IN INTEREST EXPENSE:

Deposits                                    (798)        (1,963)        (2,761)         (1,955)        (3,363)         (5,318)
Short-term borrowings                     (1,609)           (98)        (1,707)         (2,324)             5          (2,319)
Long-term borrowings                       4,432           (677)         3,755           9,757         (1,484)          8,273
                                         -------        -------        -------        --------        -------        --------
  Total interest expense                   2,025         (2,738)          (713)          5,478         (4,842)            636
                                         -------        -------        -------        --------        -------        --------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES        $   716        $(1,189)       $  (473)       $  1,437        $(1,190)       $    247
                                         =======        =======        =======        ========        =======        ========




--------
         (4) This analysis allocates the change in interest income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.

         (5) Includes securities due from broker.

RESULTS OF OPERATIONS

General. Net income for the second quarter of 1998 was $12.5 million or $0.36 per diluted share outstanding compared to net income of $12.4 million or $0.36 per share during the same quarter in 1997. Net income for the six month period ended June 30, 1998 was $24.7 million or $0.70 per share compared to $24.2 million or $0.70 per share for the same six month period in 1997. For both the quarter and year-to-date periods, higher other income, the reversal of previous loan loss provisions, and a lower effective income tax rate were partly offset by higher general and administrative costs ("G&A"). Operating results during the first six months of 1997 also included a $403,000 extraordinary loss, net of tax, on the early extinguishment of the Company's $34.5 million of subordinated notes.

Net Interest Income. Net interest income totaled $32.9 million during the second quarter of 1998, compared to $33.4 million of net interest income recorded during the same quarter in 1997. For the six month period ending June 30, 1998, net interest income was $65.9 million compared to $65.7 million during the same period in 1997. During both the quarter and year-to-date periods, net interest income was impacted by a high level of repayments in the loan and MBS portfolios and a greater reliance on borrowings as a source of funds. However, a decrease in the cost of deposits helped to offset the impact on net interest income.

                   The net interest margin ("NIM") was 3.00 percent during the second quarter of 1998, compared to 3.13 percent during the same quarter in 1997. The NIM for first six months of 1998 was 2.98 percent, compared to 3.09 percent during the same period in 1998. Declining loan and MBS yields mainly produced the decline in the NIM in both the quarterly and year-to-date comparisons. However, declining deposit costs and lower rates on new borrowings partly offset these declines in the NIM.

Interest Income. Interest income on loans receivable rose $4.4 million to $61.1 million during the second quarter of 1998, compared to $56.7 million during the second quarter in 1997. Interest income on loans receivable rose $10.1 million to $120.3 million during the first six months of 1998, compared to $110.2 million during the same period in 1997. The increase in both the three and six month periods were primarily due to higher average loan balances, partly offset by a decline in the effective loan yield. The increase in the average loan balance was primarily due to the acquisition of $636.8 million of whole loans during the twelve month period-end June 30, 1998 and new loans originated for portfolio. The lower effective loan yield was produced by the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average.

                  MBS interest income decreased $6.5 million during the second quarter to $12.4 million, compared to $18.9 million during the same quarter a year ago. For the first six months of 1998, MBS interest income declined $11.5 million to $27.0 million, compared to $38.6 million during the same period a year ago. For both the three and six month periods, the decline was primarily related to lower average balances and a lower effective yield. The decline in average MBS balances was due to prepayments. The lower effective MBS yield was associated with higher amortization of net purchase premiums, as well as some downward repricing in the portfolio.

                  Interest income from investments increased $913,000 during the second quarter to $4.0 million compared to $3.1 million during the same quarter a year ago. Interest income from investments rose $2.3 million during the first six months of 1998 to $9.1 million compared to $6.8 million during the same period a year ago. For both the three and six month periods the increase was due to higher average balances, partly offset by a lower effective yield. An increase in liquidity resulted in the increase in average investment balances. Lower yields earned on new investment securities and the maturities of some higher rate securities produced the decline in the yields.

Interest Expense. Deposit interest expense declined by $2.8 million to $32.9 million during the second quarter of 1998 compared to the same quarter a year ago. In addition, during the first half of 1998, deposit interest expense declined $5.3 million to $66.2 million compared to the same period a year ago. The decline for both the three and six month periods were primarily due to lower average balances, as well as a decline in effective cost of deposits. Average deposit balances declined $76.0 million and $93.5 million in the three and six month periods ended

June 30, 1998, respectively. The decline was largely due to the maturity of some higher costing CD's that were issued during 1997 and during the second half of 1996. The decline in the higher costing CD products also contributed to the decline in the effective cost of deposits. In addition, during the first quarter of 1998, Management lowered the rates paid on certain savings, checking and money market products in response to lower market rates, further contributing to the lower effective cost of deposits. The weighted average cost of deposits has declined to 4.08 percent from 4.26 percent at June 30, 1997.

                  Borrowing interest expense increased $2.0 million to $11.7 million during the second quarter of 1998, compared to the same period a year ago, while borrowing interest expense for the first half of 1998 increased $6.0 million to $24.3 million compared to the same period in 1998. The increase in both the three and six month periods were due to higher average borrowing balances, partly offset by a lower effective cost. Average balances rose by $186.1 million during the second quarter of 1998 and $246.8 million for the first six months of 1998. Management relied on borrowings to fund a portion of whole loan acquisitions. In addition to new borrowings, which were at low rates, Management refinanced some of the short-term borrowings with lower costing long-term borrowings causing the lower effective cost.

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent on maintaining the interest rate spread, which is the difference between weighted average rates on interest earning assets and interest bearing liabilities. The interest rate spread was
2.73 percent at June 30, 1998, compared to 2.79 percent at Mar. 31, 1998 and
2.66 percent at June 30, 1997. Declining asset yields, mainly caused by heavy loan and MBS prepayments during the past twelve months have put significant downward pressure on the interest rate spread. However, Management has been successful in lowering the cost of funds by both reducing rates paid on deposits and the effective cost of borrowings to offset this decline in the spread. Most of the decline in the cost of funds occurred during the fourth quarter of 1997 and the first quarter of 1998 causing the interest rate spread at June 30, 1998 to increase by thirteen basis points from a year ago, but actually decreasing by six basis points from Mar. 31, 1998.

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

                  Management also believes that several product-related factors will continue to impact the interest rate spread. First, the Bank has $1.6 billion of "adjustable" rate loans and MBS that have initial fixed interest rate periods ranging from three to seven years. At June 30, 1998, only $289.8 million of these loans and MBS were scheduled to reprice during the ensuing twelve months. If interest rates remain at current levels at the time of repricing, the Bank may experience an increase in the yields, but could also experience a further increase in prepayments.

                  Second, approximately $212.1 million of adjustable rate 1-4 family and multifamily loans are at their interest rate floors. These loans will not reprice until their fully indexed interest rate exceeds the floor rate.(6)

                  Third, $904.4 million of the Company's assets are tied to movements that lag behind the movements in market interest rates. In general, this condition benefits the Bank's asset yields as market rates decrease, but constrains repricing as interest rates increase.

                  On the liability side, the Company has $203.0 million of borrowings that are scheduled to reprice during the next six months and a CD portfolio of $1.9 billion that has a weighted average remaining maturity of 9.5 months. The Company also has $1.4 billion of deposits in checking, savings, and money market accounts

--------
         (6) At June 30, 1998, the weighted average fully indexed rate on these loans was 7.42 percent and the weighted average floor was 8.01 percent. These interest rate floors benefited net income by $327,000 during the second quarter of 1998 and $674,000 during the first half of 1998. The floors also increased the NIM and interest rate spread during 1998 by 3 basis points. In comparison, at June 30, 1997, the Bank had $298.6 million of loans at their floors, which benefited interest income by $554,000 during the second quarter of 1997 and $1.4 million during the first half of 1997. In addition, the floors increased the NIM and interest rate spread during the first six months of 1997 by 6 basis points.

that are expected to help mitigate the effect of a rapid change in interest rates.


                  Traditionally, financial institutions have used "GAP" analysis as a measure of interest rate sensitivity. GAP is the ratio of interest rate sensitive assets to interest rate sensitive liabilities over a specified time horizon, expressed as a percentage of total assets. At June 30, 1998, the Company maintained a matched GAP position, suggesting that the Bank was relatively insulated from the effects of market rates during the next 12 months. See "ASSET/LIABILITY REPRICING SCHEDULE" following for further details. Also, see the Company's 1997 Annual Report/Form 10-K interest rate risk discussion.

Provision for Loan Losses. Due to continued positive trends in credit quality, the Company reversed $1.0 million of loan loss provisions during the first six months of 1998, including $500,000 during the second quarter of 1998. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and the adequacy of the accumulated provisions for losses. In comparison, the Company recorded no loss provisions during either the second quarter or the first six months of 1997.

Other Income. Other income for the second quarter of 1998 was $12.0 million, $1.0 million or 9.5 percent higher than the $11.0 million for the same quarter in 1997. Other income for the first six months of 1997 was $23.6 million, $2.1 million or 9.9 percent higher than the $21.5 million for the same period in 1997.

                  For both the three and six month periods, the increase in other income was primarily due to higher gains from loans sales and higher income from discount brokerage operations. Gains from loan sales increased $1.3 million and $2.2 million for the three and six month periods ended June 30, 1998, respectively. These increases were primarily due to increased loan sales volumes caused by the addition of the Bank's new mortgage subsidiary, Serve Corps Mortgage Corp. Loans originated by Serve Corps are either sold with servicing released to unaffiliated third party investors or originated for the Bank's portfolio(7). The higher income from discount brokerage operations was mainly due to higher sales volumes at Investment Network,

--------
     (7) Gains are not recorded for loans transferred to the Bank.

Inc., the Bank's discount brokerage subsidiary. The sale of a 120-acre land parcel during the first quarter of 1998 by the Company's real estate development subsidiary mainly produced the $756,000 increase in income from real estate development operations during the first six months of 1998.

                  These increases in other income were partly offset by lower revenues from ATM operations of $142,000 and $668,000 for the three and six month periods ended June 30, 1998, respectively, primarily due to lower transaction volumes. The decline in ATM transaction volumes was partly due to increased competition from other ATM sites and the loss of some non-customer activity after the introduction of access fees. During the second quarter, the Bank also increased the access fee charged to non-customers who use certain ATMs.

General and Administrative Expense. General and administrative expenses ("G&A")totaled $27.2 million during the second quarter of 1998, $1.6 million or
6.5 percent higher than during the same period of 1997. G&A expense for the first six months of 1998 totaled $54.5 million, $4.7 million or 9.5 percent higher than the same period in 1997. The higher level of expense was mainly generated by increases in compensation and benefits, occupancy, equipment and office expense, and other expense.

                  Compensation and benefits rose $1.4 million during the first six months of 1998, over the same period in 1997, due to the addition of Serve Corps, as well as annual merit increases and higher sales incentives. In addition, higher employment taxes and higher costs related to the employee stock ownership plan contributed to the increase. While compensation rose in the year-to-date comparison, the expense was relatively flat in the quarterly comparison. Lower officer bonuses and medical costs offset the increases due to Serve Corps, higher sales incentives and higher other benefit costs. Occupancy, equipment and office expense rose $1.0 million and $1.7 million during the three and six month periods ended June 30, 1998, respectively. These increases were primarily related to additional operating costs of the Bank's new operations center and higher systems costs. Higher systems costs primarily relate to retail banking and ATM applications and compliance work in preparation for the year 2000. In addition, other expense increased by $563,000 and $1.4 million for the quarter and year-to-date periods, primarily due to higher professional fees and expenses associated with Serve Corps.


                  The Company expects to focus on the overall cost structure of the entire organization as it integrates the Beverly branches and products into its network.

                  Management also expects to incur additional G&A costs in 1998 related to the systems requirements to ensure that the Bank can process transactions in the next century. In 1996, the Bank began preliminary work on the Year 2000 compliance issue. Critical risk elements were identified and an inventory of computer hardware, software application, Bank vendors and available internal resources was prepared. From this assessment, a formal action plan was prepared and approved by the Bank's Board of Directors in early 1997. The action plan divided the project into segments that were aligned with the type of computer platform used by the Bank. Execution of the plan development work began in 1997 and continues into 1998. Data processing management of the Bank has assured the Board that sufficient internal resources have been allocated to this project and that external resources will continue to be used as necessary to meet project deadlines. The Company's plan has been expanded to include Beverly, and Management is currently assessing the progress of Beverly's activities to insure compliance. Management is committed to completing the necessary compliance work by the end of 1998, with testing to begin later in the year and into 1999. The OTS has mandated that all OTS regulated institutions be Year 2000 compliant by the end of 1998, with 1999 set for testing. Management currently estimates that the costs incurred in 1998 for work on the Year 2000 project will not be material. The Bank intends to fund these costs from operations and excess liquidity. The Bank expects that the outsourcing of its loan servicing system will be completed by the end of 1998, ensuring that this area is Year 2000 compliant within the required time frame. The loan outsourcing decision will increase the Bank's operating expenses by approximately $350,000 per year.

Operations of Foreclosed Real Estate. The net loss generated from foreclosed real estate operation was $50,000 during the second quarter of 1998, compared to $39,000 for the same quarter in 1997. For the first six months of 1998, the net loss generated from foreclosed real estate operations was $84,000, compared to $83,000 for the same period in 1997. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes. A lower level of pretax income and a decline in the effective income tax rate produced the decrease in the provision for income taxes during the second quarter of 1998, and the first six months of 1998, as compared to the same periods in the prior year. The implementation of certain tax planning strategies produced the lower effective income tax rate.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS





                                                                                  Three months ended June 30,
Dollars in thousands                    At June 30, 1998                     1998                            1997
-------------------------------------------------------------------------------------------------------------------------------
                                                   Weighted                          Effective                        Effective
                                                    Yield/     Average                Yield/     Average               Yield/
                                         Balance     Rate     Balance(a)   Interest    Rate     Balance(a)  Interest    Rate
Investments:
   Investment securities  (b)           $   80,332    6.15%  $   82,807     $ 1,260    6.10%   $   66,235   $ 1,056     6.39%
    Federal funds and
      interest-bearing bank balances       171,309    5.43       74,031         998     5.41       78,849     1,070     5.44
   Other investments (c)                   131,960    5.46      122,296       1,762     5.78       61,099       981     6.44
----------------------------------------------------------------------------------------------------------------------------
Total investments                          383,601    5.59      279,134       4,020     5.78      206,183     3,107     6.04
Mortgage-backed securities/
   securities due from broker              716,279    6.75      777,220      12,415     6.39    1,088,326    18,949     6.96
Loans receivable (d)                     3,281,270    7.42    3,336,945      61,103     7.32    2,972,994    56,668     7.62
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $4,381,150    7.14%  $4,393,299     $77,538     7.06%  $4,267,503   $78,724     7.38%
=============================================================================================================================

Deposits:
   Interest-bearing checking            $  216,582    1.19%  $  228,283     $   666     1.17%  $  233,836   $   992     1.70%
   Non-interest-bearing checking           167,864     --       170,624        --       --        147,532      --        --
   Other non-interest-bearing accounts      56,847     --        57,603        --       --         40,605      --        --
   Money market accounts                   224,616    3.75      223,408       2,109     3.79      218,011     1,993     3.67
   Savings accounts                        691,128    2.15      691,173       3,687     2.14      689,899     4,329     2.52
   Certificates of deposit               1,930,208    5.61    1,898,801      26,473     5.59    2,016,038    28,382     5.65
----------------------------------------------------------------------------------------------------------------------------
Total deposits                           3,287,245    4.08    3,269,892      32,935     4.04    3,345,921    35,696     4.28
Borrowings:(e)
   Short-term borrowings                   200,210    5.74      233,156       3,332     5.73      345,620     5,039     5.85
   Long-term borrowings                    568,831    5.86      571,609       8,350     5.86      273,064     4,595     6.75
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                           769,041    5.83      804,765      11,682     5.82      618,684     9,634     6.25
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $4,056,286    4.41%  $4,074,657     $44,617     4.39%  $3,964,605   $45,330     4.59%
=============================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities     $  324,864           $  318,642                        $  302,898
=============================================================================================================================

Ratio of interest-earning assets to
  interest-bearing liabilities                1.08x                1.08x                             1.08x

Net interest income                                                         $32,921                         $33,394
=============================================================================================================================

Interest rate spread                                  2.73%

"Average" interest rate spread                                                          2.67%                           2.79%
=============================================================================================================================

Net yield on average earning assets                                                     3.00%                           3.13%
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

(e) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS





                                                                                    Six months ended June 30,
Dollars in thousands                    At June 30, 1998                     1998                            1997
-----------------------------------------------------------------------------------------------------------------------------
                                                   Weighted                          Effective                      Effective
                                                    Yield/      Average                Yield/    Average              Yield/
                                          Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
Investments:
   Investment securities  (b)           $   80,332    6.15%  $   80,171    $  2,404    6.05%   $   66,053  $  2,057     6.28%
    Federal funds and
      interest-bearing bank balances       171,309    5.43      130,124       3,514     5.45      103,944     2,723     5.28
   Other investments (c)                   131,960    5.46      113,075       3,207     5.72       63,561     2,004     6.36
----------------------------------------------------------------------------------------------------------------------------
Total investments                          383,601    5.59      323,370       9,125     5.69      233,558     6,784     5.86
Mortgage-backed securities/
   securities due from broker              716,279    6.75      830,596      27,012     6.50    1,113,029    38,561     6.93
Loans receivable (d)                     3,281,270    7.42    3,269,293     120,312     7.36    2,900,383   110,221     7.60
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $4,381,150    7.14%  $4,423,259    $156,449     7.08%  $4,246,970  $155,566     7.33%
=============================================================================================================================

Deposits:
   Interest-bearing checking            $  216,582    1.19%  $  226,117    $  1,371     1.22%  $  233,165  $  1,985     1.72%
   Non-interest-bearing checking           167,864     --       167,883        --       --        143,645      --        --
   Other non-interest-bearing accounts      56,847     --        53,626        --       --         38,590      --        --
   Money market accounts                   224,616    3.75      220,948       4,055     3.70      218,839     3,940     3.63
   Savings accounts                        691,128    2.15      684,272       7,343     2.16      684,550     8,346     2.46
   Certificates of deposit               1,930,208    5.61    1,913,049      53,426     5.63    2,040,583    57,242     5.66
----------------------------------------------------------------------------------------------------------------------------
Total deposits                           3,287,245    4.08    3,265,895      66,195     4.09    3,359,372    71,513     4.29
Borrowings:(e)
   Short-term borrowings                   200,210    5.74      241,429       6,927     5.79      322,412     9,246     5.78
   Long-term borrowings                    568,831    5.86      595,388      17,415     5.90      267,608     9,142     6.89
----------------------------------------------------------------------------------------------------------------------------
Total borrowings                           769,041    5.83      836,817      24,342     5.87      590,020    18,388     6.28
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $4,056,286    4.41%  $4,102,712     $90,537     4.45%  $3,949,392   $89,901     4.59%
=============================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities     $  324,864           $  320,547                        $  297,578
=============================================================================================================================

Ratio of interest-earning assets to
  interest-bearing liabilities                1.08x                1.08x                             1.08x

Net interest income                                                         $65,912                         $65,665
=============================================================================================================================

Interest rate spread                                  2.73%
=============================================================================================================================
"Average" interest rate spread                                                          2.63%                           2.74%
=============================================================================================================================

Net yield on average earning assets                                                     2.98%                           3.09%
=============================================================================================================================

(a)      All average balances based on daily balances.

(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.

(c)      Includes investment in FHLB stock and other short-term investments.

(d)      Includes loans held for sale and loans placed on a nonaccrual status.

(e) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.

KEY CREDIT STATISTICS


                                         June 30,   1998     Dec. 31,   1997     Dec. 31,  1996
Dollars in thousands                      Dollar      %      Dollar       %      Dollar      %
-----------------------------------------------------------------------------------------------
LOAN PORTFOLIO
MORTGAGE LOANS:
1-4 family units                       $2,281,371    71%   $2,251,823    70%   $1,753,907    63%
Multifamily units                         867,774    27       911,035    28       988,506    35
Commercial                                 66,786     2        63,742     2        54,985     2
Land and land development                     ---     -           ---     -         1,633     *
-----------------------------------------------------------------------------------------------
Total mortgage loans                   $3,215,931   100%   $3,226,600   100%   $2,799,031   100%
================================================================================================

CONSUMER LOANS:
Secured by deposits                    $    1,346    12%   $    1,015     8%   $    1,169     6%
Education                                      10     *            44     *           210     1
Home improvement                               81     1           136     1           281     1
Auto                                        8,815    78        10,818    82        16,197    85
Personal                                      988     9         1,225     9         1,193     7
-----------------------------------------------------------------------------------------------

Total consumer loans                   $   11,240   100%   $   13,238   100%   $   19,050   100%
------------------------------------------------------------------------------------------------
Total loans held for investment        $3,227,171          $3,239,838          $2,818,081
================================================================================================

Weighted average rate                              7.42%              77.49%               7.66%
================================================================================================

*Less than 1 percent

                                         June 30, 1998      Dec. 31, 1997          Dec. 31, 1996
Dollars in thousands                     Dollar      %      Dollar      %       Dollar             %
------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
MORTGAGE LOANS:
1-4 family units                       $   10,876    82%  $    8,701    84%   $     9,102          73%
Multifamily units                             655     5          ---    --            ---          --
Commercial                                    366     3          ---    --            387           3
------------------------------------------------------------------------------------------------------
Total mortgage loans                       11,897    90        8,701     84         9,489          76
CONSUMER LOANS                                 42     *           76      1            46           *
REAL ESTATE OWNED:
1-4 family units                            1,353    10        1,515     15         1,566          13
Multifamily units                             ---    --          ---     --           ---          --
Commercial                                    ---    --          ---     --         1,351          11
------------------------------------------------------------------------------------------------------
Total real estate owned                     1,353    10        1,515     15         2,917          24
------------------------------------------------------------------------------------------------------
Total nonperforming assets             $   13,292   100%  $   10,292    100%  $    12,452         100%
======================================================================================================

*Less than 1 percent

                                                         June 30,     Dec. 31,    Dec. 31,
                                                           1998         1997        1996
------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries) to average
  loans receivable                                          (0.03)%        0.05%      0.15%
Net California loan charge-offs (recoveries) to
  average California loans receivable                       (0.16)         0.27       0.56
Loan loss reserve to total loans                             1.05          1.06       1.28
Loan loss reserve to nonperforming loans                   283.87        391.88     377.19
Loan loss reserve to impaired loans                        325.07        176.48      64.04
Nonperforming assets to total assets                         0.29          0.23       0.29
General valuation allowance to non-
  performing assets                                        255.93        321.34     248.88
------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

LENDING

         At June 30, 1998, the loans receivable portfolio was mainly comprised of 1-4 family mortgages. The loan portfolio also included a large multifamily portfolio, and to a much lesser extent, other commercial real estate loans, and consumer loans. See "KEY CREDIT STATISTICS" for further details.

         Non-performing loans totaled $11.9 million at June 30, 1998, up $3.2 million from Dec. 31, 1997. The majority of the increase resulted from a $1.7 million increase in non-performing 1-4 family loans. The remainder of the increase was due to the addition of two Income Property loans, totaling
$1.0 million, to a non-performing status during the second quarter of 1998.

         At June 30, 1998, the Bank had a net investment in impaired loans of $10.5 million, compared to $19.5 million at Dec. 31, 1997.(8) At both June 30, 1998 and Dec. 31, 1997, all of the impaired loans were performing but considered impaired because it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement. As anticipated by Management, the level of impaired loans has been significantly reduced since Dec. 31, 1996, when the net investment in impaired loans totalled $56.2 million.

         The allowance for loan losses at June 30, 1998 was $33.9 million compared to $34.4 million at Dec. 31, 1997, a decrease of $504,000. The following table provides a rollforward of the allowance for loan losses from Jan. 1, 1997 through June 30, 1998:

--------
     (8) Impaired as defined in SFAS No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

                                       1998                     1997
                                    -------------    --------------------------
                                     Six Months       Six Months     Year Ended
Dollars in thousands                Ended June 30    Ended June 30     Dec. 31
--------------------                -------------    -------------------------
Beginning of Period                    $ 34,395        $ 35,965        $ 35,965
Reversal of provision for losses         (1,000)           --              --
Charge-offs                                (143)         (2,097)         (2,781)
Recoveries                                  639             646           1,211
                                       --------        --------        --------
End of Period                          $ 33,891        $ 34,514        $ 34,395
                                       ========        ========        ========

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

         The adequacy of the accumulated provision for loan losses is approved on a quarterly basis by the Loan Loss Reserve Committee ("Reserve Committee") of the Bank's Board of Directors. The allowance for loan losses reflects Management's best estimate of the risk of credit loss perceived in the Bank's portfolios. However, actual results could differ from this estimate and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's allowance for losses on loans. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examinations.

         Net loan recoveries in the first six months of 1998 totaled $496,000, compared to $1.5 million of net charge-offs in the first six months of 1997.(9) Annualized net loan recoveries to average loans receivable totaled 0.03 percent during the first half of 1998. In comparison, the Company had net loan charge-offs during all of 1997 and 1996 equivalent to 0.05 percent and 0.15 percent of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

--------
     (9) Gross loan charge-offs in the first half of 1998 totaled $143,000 and were related to 1-4 family and consumer loans. Recoveries during the first six months of 1998 were primarily related to commercial loans.

         The continued trend of declining classified assets, the low level of non-performing loans, continued reductions in balances in the Company's income property lending portfolio, and net recoveries recorded during the first half of 1998, allowed the Company to reverse $1.0 million of previous provisions for loan losses. In comparison, no loan loss provision was recorded during the first half or the entire year of 1997. The decision to reverse loan loss provisions was based upon a careful review of various risk components of each of the portfolios as described above. The future level of loan loss provisions or reversal of previous provisions will be subject to careful review of the risk elements of the portfolio by Management, including the loan portfolio obtained in connection with the Beverly merger. See "KEY CREDIT STATISTICS" for further details.

         In addition to refinancing existing maturing income property loans, the Bank's Board of Directors has provided for an expansion of commercial real estate lending outside of the Midwest. Under this program, the Bank has been authorized to originate new multifamily loans where Management believes the economies are strong or to borrowers with whom it has a long-standing relationship. Originations under this program are expected to help offset the repayment of maturing loans. During 1997, the Board of Directors also approved a program to provide loans on real estate secured by industrial, office, and shopping center properties. The initial focus of the program will be on industrial centers and secondarily on office complexes. Loans on shopping centers will be considered only on a very select basis. The geographic focus of the program will be in the Midwestern states. Management anticipates originations under this program to be between $20 million and $25 million during 1998.

         During the first six months of 1998, the Bank purchased $356.7 million of whole loans, secured by 1-4 family residences located nationally. Prior to purchasing these loans, the Bank performs due diligence procedures, and because of that process, Management believes that the portfolios acquired present no greater risk than the Bank's own originated 1-4 family portfolio. The Bank applied its own loan origination underwriting standards to the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

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

         The Bank acquired an approximately $414 million loan portfolio in connection with the Beverly merger on July 1, 1998. The Beverly portfolio consists of residential and commercial real estate loans, loans to consumers, such as automobile, education, and credit card loans, and commercial and industrial loans. The commercial and industrial portfolio will be a relatively new product line for the Bank. The Bank will analyze the credit risks associated with the Beverly portfolios in its quarterly review of the adequacy of the loan loss allowance. Beverly maintained an accumulated reserve for loan losses of $4.4 million at June 30, 1998, and the Bank expects to record an additional $2.5 million provision for loan losses as part of the pool transaction charge during the third quarter of 1998 to conform Beverly's loan loss reserve to the Bank's methodology.

         As of June 30, 1998, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 13 percent, compared to 18 percent at Dec. 31, 1997 and 34 percent at Dec. 31, 1996. Lower classified asset levels primarily generated the decrease in the ratio.

OTHER REAL ESTATE OWNED

         REO totaled $1.4 million at June 30, 1998 compared to $1.5 million at the end of 1997. All of the REO at June 30, 1998 and Dec. 31, 1997, were 1-4 family assets.

         The allowance for real estate losses totaled $148,000 at June 30, 1998 compared to $157,000 at Dec. 31, 1997. There was no provision for REO losses during the first six months of 1998 and 1997. See "RESULTS OF OPERATIONS" for further details on REO provision.

         In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The allowance for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. After foreclosure, the allowance for foreclosed real estate losses is used to establish specific valuation allowances on individual REO properties as declines in market value occur and to provide general valuation allowances for possible losses associated with risks inherent in the REO portfolio.

ASSET/LIABILITY REPRICING SCHEDULE (a)


                                                                                  at June 30, 1998
                                            --------------------------------------------------------------------------------------
                                            Weighted                               More than 6
                                            Average             % of    6 Months    months to                              Over
                                             Rate    Balance    Total    or less      1 year     1-3 years    3-5 years   5 years
----------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:                                                     (Dollars in thousands)
Investments:(b)
  Adjustable rate                           5.43%   $  171,310      4%  $  171,310   $     -     $      -     $    -     $     -
  Fixed rate                                5.71       212,291      5       96,571      50,056       10,097      4,997      50,570
Mortgage-backed securities:(c) (d)
  Adjustable rate                           6.67       516,918     12      206,038     158,126      152,754        -           -
  Fixed rate                                6.96       199,361      5       15,091      14,253       49,685     40,145      80,187
Mortgage loans:(c)
  Adjustable and renegotiable rate          7.33     2,745,290     62    1,210,759     361,707      879,748    293,076         -
  Fixed rate                                7.89       470,641     11       65,012      62,596      155,493     92,135      95,405
Consumer loans (c)                          7.95        11,240      *        1,689       1,079        3,343      2,569       2,560
Loans held for sale                         7.21        54,099      1       54,099         -            -          -           -
                                            --------------------------------------------------------------------------------------
  Total rate sensitive assets               7.14%   $4,381,150    100%  $1,820,569   $ 647,817   $1,251,120   $432,922   $ 228,722
                                            ======================================================================================

RATE SENSITIVE LIABILITIES:
Deposits:
  Checking and other deposit accounts       0.58%   $  440,895     11%  $  119,114   $  25,114   $   82,325   $ 59,480   $ 154,862
  Savings accounts                          2.15       691,176     17      228,020      43,750      137,397     92,386     189,623
  Money market deposit accounts             3.74       224,966      6      224,966         -            -          -           -
  Fixed-maturity certificates               5.61     1,930,208     47    1,102,414     547,710      157,167     88,485      34,432
                                            --------------------------------------------------------------------------------------
                                            4.08     3,287,245     81    1,674,514     616,574      376,889    240,351     378,917
Borrowings:
  FHLB advances                             5.47       551,085     14      100,000      50,000       50,248    100,000     250,837
  Other borrowings                          6.59       201,556      5      103,004          -           -          -        98,552
  Mortgage-backed note                      8.54        16,400      *          -            -        16,400        -           -
                                            --------------------------------------------------------------------------------------
                                            5.83       769,041     19      203,004      50,000       66,648    100,000     349,389
                                            --------------------------------------------------------------------------------------
Total rate sensitive liabilities            4.41%   $4,056,286    100%  $1,877,518   $ 666,574   $  443,537   $340,351   $ 728,306
                                            ======================================================================================

Excess (deficit) of rate sensitive assets
over rate sensitive liabilities (GAP)       2.73%   $  324,864          $  (56,949)  $ (18,757)  $  807,583   $ 92,571   $(499,584)
                                            =======================================================================================

Cumulative GAP                                                          $  (56,949)  $ (75,706)  $  731,877   $824,448   $ 324,864
Cumulative GAP to total assets without
  regard to hedging transactions                                             (1.25)%    (1.66)%      16.03%     18.06%       7.12%
Cumulative GAP to total assets with
  impact of hedging transactions                                              0.60%     (1.11)%      16.58%     18.06%       7.12%



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


(a) On May 6, 1998, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect four directors for a term of three years and the amendment to the Corporation's 1995 Incentive Plan to increase by 1,500,000 the number of shares of Common Stock reserved for issuance under the plan.

(b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for and the number of votes withheld as to each such matter.

         1. Four directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for and withheld is set forth below:

                                                                    Withhold
                                                                   Authority
                  Nominee                          For               To Vote
                  ----------------------------------------------------------
                  Patrick J. Agnew             27,982,614            534,436
                  William A. Anderson          27,918,946            598,104
                  Alan J. Fredian              27,942,738            574,312
                  Jean C. Murray, O.P.         27,887,894            629,156

         2. The number of shares of Common Stock reserved for issuance under the Corporation's 1995 Incentive Plan was increased by 1,500,000. There were 21,964,537 votes cast for the proposal, 6,233,625 votes against the proposal and 318,885 votes abstained.

(c) On June 26, 1998, the Company held a Special Meeting of Shareholders to approve the following: 1) the amendment of St. Paul's Certificate of Incorporation to increase the number of authorized shares of St. Paul Common Stock from 40,000,000 to 80,000,000; and 2) the issuance of additional shares of St. Paul Common Stock to shareholders of Beverly Bancorporation, Inc. as part of St. Paul's acquisition of Beverly. For the first proposal to increase the number of authorized shares, 23,453,200 votes were cast for the proposal, 841,939 votes against the proposal, and 126,347 votes abstained. For the second proposal to approve the issuance of common shares to Beverly shareholders, 23,539,981 votes were cast for the proposal, 699,218 votes against the proposal and 182,287 votes abstained.


ITEM 6   --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company filed a current report on Form 8-K on June 19, 1998, announcing the approval by the OTS of the merger with Beverly Bancorporation.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                             (Registrant)


Date: August 13, 1998        By:    /s/ Joseph C. Scully
                                         Joseph C. Scully
                         Chairman of the Board and Chief Executive Officer
                                     (Duly Authorized Officer)




Date: August 13, 1998         By:     /s/ Robert N. Parke
                                          Robert N. Parke
                               Senior Vice President and Treasurer
                                  (Principal Financial Officer)