Form 10-Q
period 1998-09-30
ST PAUL BANCORP INC
filed 1998-11-13
CIK 810578

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

          ( )     Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

       For the transition period from                  to
                                      ----------------    ---------------

                         Commission File Number 0-15580

                           St. Paul Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                     36-3504665
-----------------------------------------           ---------------------------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6700 W. North Avenue
          Chicago, Illinois                                    60707
----------------------------------------                    ----------
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

    Common Stock, $.01 par value -- 41,595,986 shares, as of October 30, 1998
    -------------------------------------------------------------------------

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX


Part I.   Financial Information



Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of Sept. 30, 1998 and Dec. 31, 1997........................................3

          Consolidated Statements of Income for the Three and Nine
          Months Ended Sept. 30, 1998 and 1997..........................................4

          Consolidated Statements of Stockholders' Equity for the
          Nine Months Ended Sept. 30, 1998 and 1997.....................................5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended Sept. 30, 1998 and 1997.....................................6

          Notes to Consolidated Financial Statements....................................7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................11



Part II.  Other Information

Item 6    Exhibits and Reports on Form 8-K.............................................44

          Signature Page...............................................................45

          Exhibits.....................................................................46


ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                        Sept. 30,        Dec. 31,
Dollars in thousands                                                      1998            1997
-------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
    Cash and amounts due from depository institutions                  $   102,625    $   113,293
    Federal funds sold and interest-bearing bank balances                   21,897         66,845
    Short-term cash equivalent securities                                  117,085         57,995
                                                                       -----------    -----------
    Total cash and cash equivalents                                        241,607        238,133
  Investment securities
    (Market: Sept. 30, 1998-$236,151; Dec. 31, 1997-$187,765)              235,796        187,575
  Mortgage-backed securities
    (Market: Sept. 30, 1998-$588,911; Dec. 31, 1997-$958,664)              584,759        955,291
  Securities due from brokers
    (Market: Sept. 30, 1998-$104,097)                                      104,097           --
  Loans receivable (Net of allowance for loan losses:
     Sept. 30, 1998-$40,470;  Dec. 31, 1997-$38,569)                     4,506,451      3,626,533
  Loans held for sale, at lower of cost or market
    (Market: Sept. 30, 1998-$44,678; Dec. 31, 1997-$19,567)                 44,056         19,504
  Accrued interest receivable                                               35,336         30,730
  Foreclosed real estate (Net of allowance for losses:
    Sept. 30, 1998-$155; Dec. 31, 1997-$157)                                 1,926          1,480
  Real estate held for development or investment                            13,834         15,287
  Investment in Federal Home Loan Bank stock                                68,539         41,114
  Office properties and equipment                                           73,158         69,127
  Prepaid expenses and other assets                                         38,668         41,070
                                                                       -----------    -----------
Total Assets                                                           $ 5,948,227    $ 5,225,844
                                                                       ===========    ===========

LIABILITIES:
  Deposits                                                             $ 3,843,623    $ 3,871,400
  Short-term borrowings                                                    676,490        373,537
  Long-term borrowings                                                     816,693        419,457
  Advance payments by borrowers for taxes and insurance                     28,112         23,790
  Other liabilities                                                         81,881         51,329
                                                                       -----------    -----------
  Total Liabilities                                                      5,446,799      4,739,513

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share:  authorized-10,000,000
    shares; none issued)                                                      --             --
  Common stock (par value $.01 per share:  Authorized:
    Sept. 30,1998-80,000,000 shares; Dec. 31 1997-40,000,000 shares;
    Issued: Sept. 30, 1998-41,589,408 shares;
    Dec. 31, 1997-41,576,631 shares;
    Outstanding: Sept. 30, 1998-40,597,914 shares;
    Dec. 31, 1997-40,337,423 shares)                                           415            415
  Paid-in capital                                                          157,968        152,353
  Retained income, substantially restricted                                356,976        354,797
  Accumulated other comprehensive income:
    Unrealized gain on securities (net of taxes of $2,139 at
    Sept. 30, 1998 and $1,651 at Dec. 31, 1997)                              3,477          2,680
  Borrowings by employee stock ownership plan                                 --             (221)
  Unearned employee stock ownership plan shares
    (364,963 shares at Dec. 31, 1997)                                         --           (2,858)
  Treasury stock (Sept. 30, 1998-991,494 shares;
      Dec. 31, 1997-1,239,208 shares)                                      (17,408)       (20,835)
                                                                       -----------    -----------
  Total stockholders' equity                                               501,428        486,331
                                                                       -----------    -----------
Total liabilities and stockholders' equity                             $ 5,948,227    $ 5,225,844
                                                                       ===========    ===========



See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three months ended       Nine months ended
                                                                      Sept. 30,                Sept. 30,
                                                                ----------------------------------------------
Dollars in thousands except per share amounts                       1998        1997       1998        1997
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans receivable                                              $  74,311    $  68,032   $ 211,800   $ 193,888
  Mortgage-backed securities/securities due from brokers           11,922       18,498      40,112      58,509
  Taxable investment securities                                     5,194        4,193      16,851      13,487
  Nontaxable investment securities                                    547          541       1,458       1,523
  Equity investment securities                                      1,044          857       2,884       2,193
                                                                ---------    ---------   ---------   ---------
     Total interest income                                         93,018       92,121     273,105     269,600

INTEREST EXPENSE:
  Deposits                                                         38,538       40,442     115,125     121,655
  Short-term borrowings                                             4,811        7,541      11,831      16,863
  Long-term borrowings                                              9,901        4,657      27,832      13,918
                                                                ---------    ---------   ---------   ---------
     Total interest expense                                        53,250       52,640     154,788     152,436
                                                                ---------    ---------   ---------   ---------
     Net interest income                                           39,768       39,481     118,317     117,164
  Provision for loan losses                                         2,500          180       1,860         180
                                                                ---------    ---------   ---------   ---------
     Net interest income after provision for loan losses           37,268       39,301     116,457     116,984

OTHER INCOME:
  Loan servicing fees                                                  49          513         254       1,446
  Other fee income                                                  5,821        5,687      17,152      16,448
  ATM operations                                                    3,226        3,017       9,374       9,689
  Net gain on loan sales                                            1,234          466       3,976       1,103
  Net gain on securities sales                                       --            193         149         570
  Discount brokerage commissions                                    1,601        1,906       5,415       5,203
  Income from real estate operations                                  573          705       2,496       1,872
  Insurance and annuity commissions                                   906          836       2,282       2,620
  Trust revenues                                                      612          571       1,811       1,657
                                                                ---------    ---------   ---------   ---------
     Total other income                                            14,022       13,894      42,909      40,608

GENERAL AND ADMINISTRATIVE EXPENSE:
  Merger-related charge                                             9,025         --         9,025        --
  Cost-reduction charge                                            25,000         --        25,000        --
  Salaries and employee benefits                                   16,312       17,205      53,103      52,004
  Occupancy, equipment and other office expense                    10,797        9,882      31,745      28,441
  Advertising                                                       1,876        1,600       5,539       4,819
  Federal deposit insurance                                           743          751       2,195       2,233
  Other                                                             2,640        2,429       8,174       6,802
                                                                ---------    ---------   ---------   ---------
     General and administrative expense                            66,393       31,867     134,781      94,299
Loss on foreclosed real estate                                         14           69          93          53
                                                                ---------    ---------   ---------   ---------
     Income (loss) before income taxes and extraordinary item     (15,117)      21,259      24,492      63,240
Income tax expense (benefit)                                       (3,423)       7,075       8,970      21,154
                                                                ---------    ---------   ---------   ---------
     Income (loss) before extraordinary item                      (11,694)      14,184      15,522      42,086
Extraordinary item:
  Loss on early extinguishment of debt, net of tax of $207           --           --          --          (403)
                                                                ---------    ---------   ---------   ---------
     NET INCOME (LOSS)                                          $ (11,694)   $  14,184   $  15,522   $  41,683
                                                                =========    =========   =========   =========

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER SHARE:
  Basic                                                         $   (0.29)   $    0.36   $    0.39   $    1.05
  Diluted                                                           (0.29)        0.34        0.37        1.02
                                                                =========    =========   =========   =========

NET INCOME (LOSS) PER SHARE:
  Basic                                                         $   (0.29)   $    0.36   $    0.39   $    1.04
  Diluted                                                           (0.29)        0.34        0.37        1.01
                                                                =========    =========   =========   =========

DIVIDENDS PER SHARE                                             $    0.15    $    0.10   $    0.35   $    0.26
                                                                =========    =========   =========   =========



See notes to consolidated financial statements.

      ST. PAUL BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                        Accumulated
                                                   Common Stock                                            Other
                                            -------------------------      Paid-In        Retained     Comprehensive
                                               Shares        Amount        Capital         Income          Income
                                            -------------------------    -----------    -----------    --------------
Balance at Dec. 31, 1996                    40,229,081    $       444    $   178,763    $   319,660    $    2,071
Comprehensive income:
Net income                                        --             --             --           41,683          --
Change in unrealized gain on securities,
  (net of tax of $1,000)                          --             --             --             --           1,543
Comprehensive income

Retirement of Treasury stock                      --              (38)       (41,177)          --            --
Retirement of fractional shares                 (1,881)          --              (34)          --            --
Stock option exercises                       1,011,881              9          7,418           --            --
Cash dividends paid to stockholders
  ($0.26 per share)                               --             --             --           (9,466)         --
Repayment of ESOP principal                       --             --             --             --            --
Treasury stock purchases                      (981,025)          --             --             --            --
                                           -----------    -----------    -----------    -----------    ----------

Balance at Sept. 30, 1997                   40,258,056    $       415    $   144,970    $   351,877    $    3,614
                                           ===========    ===========    ===========    ===========    ==========



Balance at Dec. 31, 1997                    40,337,423    $       415    $   152,353    $   354,797    $    2,680

Comprehensive income:
Net income                                        --             --             --           15,522          --
Change in unrealized gain on securities,
  (net of tax of $488)                            --             --             --             --             797
Comprehensive income

Stock option exercises                         259,740           --            1,802           --            --
Issuance of common stock                         1,751           --               41           --            --
Cash dividends paid to stockholders
  ($0.35 per share)                               --             --             --         (13,343)          --
Repayment of ESOP principal                       --             --             --             --            --
Release of SOP 93-6 unearned ESOP shares          --             --            3,772           --            --
Treasury stock repurchases                      (1,000)          --             --             --            --
                                           -----------    -----------    -----------    -----------    ----------

Balance at Sept. 30, 1998                   40,597,914    $       415    $   157,968    $   356,976    $    3,477
                                           ===========    ===========    ===========    ===========    ==========



                                                         Borrowings      Unearned
                                                         by Employee     Employee
                                                           Stock          Stock                           Total
                                                         Ownership       Ownership         Treasury    Stockholders'
                                                           Plan         Plan Shares         Stock         Equity
                                                         -----------------------------------------------------------
Balance at Dec. 31, 1996                                 $    (396)     $  (2,883)         $ (47,603)   $ 450,056
Comprehensive income:
Net income                                                    --             --                 --         41,683
Change in unrealized gain on securities,
  (net of tax of $1,000)                                      --             --                 --          1,543
                                                                                                        ---------
Comprehensive income                                                                                       43,226

Retirement of Treasury stock                                  --             --               41,215         --
Retirement of fractional shares                               --             --                 --            (34)
Stock option exercises                                        --             --                1,901        9,328
Cash dividends paid to stockholders
  ($0.26 per share)                                           --             --                 --         (9,466)
Repayment of ESOP principal                                    140           --                 --            140
Treasury stock purchases                                      --             --              (17,216)     (17,216)
                                                         ---------      ---------          ---------    ---------
Balance at Sept. 30, 1997                                $    (256)     $  (2,883)         $ (21,703)   $ 476,034
                                                         =========      =========          =========    =========

Balance at Dec. 31, 1997                                 $    (221)     $  (2,858)         $ (20,835)   $ 486,331
Comprehensive income:
Net income                                                    --             --                 --         15,522
Change in unrealized gain on securities,
  (net of tax of $488)                                        --             --                 --            797
                                                                                                        ---------
Comprehensive income                                                                                       16,319

Stock option exercises                                        --             --                3,454        5,256
Issuance of common stock                                      --             --                 --             41
Cash dividends paid to stockholders
  ($0.35 per share)                                           --             --                 --        (13,343)
Repayment of ESOP principal                                    221           --                 --            221
Release of SOP 93-6 unearned ESOP shares                      --            2,858               --          6,630
Treasury stock repurchases                                    --             --                  (27)         (27)
                                                         ---------      ---------          ---------    ---------
Balance at Sept. 30, 1998                                $    --        $    --            $ (17,408)   $ 501,428
                                                         =========      =========          =========    =========

See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine months ended Sept. 30
Dollars in thousands                                           1998          1997
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $  15,522    $  41,683
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Loan loss provisions                                      1,860          180
      Provision for depreciation                                7,272        6,865
      Increase in assets held for sale                        (24,551)        (168)
      Increase in accrued interest receivable                  (4,606)      (1,282)
      Decrease in prepaid expenses and other assets             2,794          413
      Increase (decrease) in other liabilities                 30,552       (8,897)
      Net amortization of yield adjustments                   (10,684)      (1,167)
      Other items, net                                          2,981       (9,944)
--------------------------------------------------------------------------------------
  Net cash provided by operating activities                    21,140       27,683
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in loans receivable                                 (870,441)    (284,737)
Principal repayments on available for sale mortgage-
 backed securities                                            160,216       94,540
Principal repayments on held to maturity mortgage-
 backed securities                                            133,650       80,789
Purchase of available for sale mortgage backed securities     (29,995)        --
Maturities of available for sale investment securities         74,300       79,942
Maturities of held to maturity investment securities             --          1,574
Purchase of available for sale investment securities         (134,332)     (86,058)
Purchase of held to maturity investment securities               --           (751)
Sale of available for sale investment securities               12,909         --
Additions to real estate                                       (3,760)      (8,367)
Real estate sold                                                6,247        8,544
Purchase of Federal Home Loan Bank stock                      (27,425)      (4,931)
Additions to office properties and equipment                  (11,414)     (12,986)
Sale of office properties and equipment                           111          184

--------------------------------------------------------------------------------------
  Net cash used by investing activities                      (689,934)    (132,257)
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in deposits                                          (27,777)     (35,422)
New long-term borrowings                                      500,978      148,538
Repayment of long-term borrowings                                --        (75,852)
Increase (decrease) in short-term borrowings, net             202,818      164,353
Dividends paid to stockholders                                (13,343)      (9,466)
Net proceeds from exercise of stock options                     5,256        9,328
Issuance of common stock                                           41         --
Purchase of treasury stock                                        (27)     (17,216)
Increase (decrease) in advance payments by borrowers
   for taxes and insurance                                      4,322      (11,812)
--------------------------------------------------------------------------------------
  Net cash provided by financing activities                   672,268      172,451
--------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                           3,474       67,877
Cash and cash equivalents at beginning of period              238,133      222,101
--------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 241,607    $ 289,978
======================================================================================

See notes to consolidated financial statements

Supplemental Cash Flow Disclosures

   Interest credited on deposits                            $  98,974    $ 125,023
   Interest paid on deposits                                    8,088        9,379
                                                            ---------    ---------
   Total interest paid on deposits                            107,062      134,402

   Interest paid on borrowings                                 40,352       28,382
   Income taxes paid, net                                       1,317       15,295
   Real estate acquired through foreclosure                      --          2,278
   Loans originated in connection with real estate
      acquired through foreclosure                              1,677          910

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

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc., St. Paul Financial Development Corporation and St. Paul Trust Company. The financial statements of the Bank include the accounts of its subsidiaries.

On July 1, 1998, the Company completed a merger with Beverly Bancorporation, Inc. that was accounted for as a pooling-of-interests. As a result, all financial statements and analyses have been restated on a historical basis. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - GENERAL" for further details. The following table shows condensed statements of operations for the separate companies for the nine month period ended Sept. 30, 1997 and for the six month period ended June 30, 1998. The merger was completed on July 1, 1998.


                                         For nine months ended                For six months ended
                                             Sept. 30, 1998                        June 30, 1998
                                  ----------------------------------   ------------------------------------
                                    Beverly     St. Paul    Combined    Beverly     St. Paul      Combined
                                  ----------------------------------   ------------------------------------
Interest income                   $  33,247    $ 236,353   $ 269,600   $  23,638    $ 156,449    $ 180,087
Interest expense                     14,942      137,494     152,436      11,001       90,537      101,538
                                  ---------    ---------   ---------   ---------    ---------    ---------
Net interest income                  18,305       98,859     117,164      12,637       65,912       78,549
Provision (reversal) of
  loan losses                           180            0         180         360       (1,000)        (640)
                                  ---------    ---------   ---------   ---------    ---------    ---------
Net interest income after
  provision for loan losses          18,125       98,859     116,984      12,277       66,912       79,189
Other operating income                8,041       32,567      40,608       5,295       23,593       28,888
Other operating expense              18,977       75,322      94,299      13,928       54,460       68,388
Loss (gain) from foreclosed
  real estate                           (89)         142          53          (6)          84           78
                                  ---------    ---------   ---------   ---------    ---------    ---------
Net income before taxes and
  extraordinary item                  7,278       55,962      63,240       3,650       35,961       39,611
Income taxes                          2,200       18,954      21,154       1,086       11,307       12,393
                                  ---------    ---------   ---------   ---------    ---------    ---------
Net income before extraordinary
  item                                5,078       37,008      42,086       2,564       24,654       27,218
Extraordinary item:
Loss on early extinguishment of
  debt, net of tax                        0          403         403           0            0            0
                                  ---------    ---------   ---------   ---------    ---------    ---------
Net income                        $   5,078    $  36,605   $  41,683   $   2,564    $  24,654    $  27,218
                                  =========    =========   =========   =========    =========    =========


3. At Sept. 30, 1998, the Company had the following outstanding commitments to originate loans (dollars in thousands):



                    1-4 Family Mortgage Loans                       $146,371
                    Commercial and Commercial Real Estate Loans       70,069
                    1-4 Family Construction                              753
                    Consumer Loans                                     8,770
                    Unused Lines of Credit                           149,065


The Bank had commitments to purchase 1-4 family mortgage loans of $104 million scheduled to close in the fourth quarter.

The Company anticipates funding these origination commitments with cash flow from operations and incremental borrowings as necessary.

The Company had forward contracts at Sept. 30, 1998, to sell $35 million of 1-4 family mortgage loans. The consolidated financial statements contain market value losses, if any, related to these contracts.

At Sept. 30, 1998, the Company has outstanding $4.9 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other borrowers or customers to various counties and villages as a performance guarantee for land development and improvements.

4. During 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The implementation of some of the provisions of this Statement was delayed until 1998 as required by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. These Statements provide accounting and reporting standards for the sale, securitization, and servicing of receivables and other financial assets and the extinguishment of liabilities. The adoption of this Statement did not affect operations in a material way. In accordance with SFAS No. 125, as amended by SFAS No. 127, the Company began to report the collateral that has been pledged to a third party in connection with a repurchase agreement and for which the third party may sell or repledge the collateral and which the Company does not have the right to redeem on short notice, as "Securities Due from Brokers" on the Statement of Financial Position. The amount due from brokers consists of the carrying value of MBS pledged as collateral.

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

The following table sets forth the computation for basic and diluted earnings per share for the three and nine months ended Sept. 30, 1998 and 1997:


                                                  Three months ended                 Nine months ended
                                                  ------------------      ------------------------------------------
                                                        1998                   1997          1998          1997
                                                  ------------------      ------------------------------------------
Income(loss) before
     extraordinary item                             $    (11,694)         $     14,184   $     15,522   $     42,086
                                                    ============          ============   ============   ============

Denominator for basic
     earnings per share-
     weighted average shares                          40,323,603            39,840,394     40,166,439     39,893,331

Effect of diluted securities:
     Stock options issued to
     employees and directors                                --               1,396,778      1,268,575      1,352,109
                                                    ------------          ------------   ------------   ------------
Denominator for diluted
     earnings per share-
     adjusted weighted
     average shares and
     assumed conversions                              40,323,603            41,237,172     41,435,014     41,245,440
                                                    ============          ============   ============   ============

Income(loss) before extraordinary
     item per share:
              Basic                                 $      (0.29)         $       0.36   $       0.39   $       1.05
                                                    ============          ============   ============   ============

              Diluted                               $      (0.29)         $       0.34   $       0.37   $       1.02
                                                    ============          ============   ============   ============



6. The Company will begin to provide segment information beginning with the Dec. 31, 1998 Annual Report/Form 10-K, and will provide selected quarterly segment information in Form 10-Q thereafter, as required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will not impact the primary financial statements.

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

8. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. This Statement provides a standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, Management does not anticipate that the adoption of the new Statement will have significant impact on earnings or the financial position of the Company. However, the Statement is complex and defines derivatives broadly and will require an extensive accounting analysis to determine if the Bank's instruments and contracts are subject to the Standard.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

                  St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At Sept. 30, 1998, the Company reported total assets of $5.9 billion.

                  On July 1, 1998, the Company merged with Beverly Bancorporation, Inc. ("Beverly"), the bank holding company of Beverly National Bank and Beverly Trust Company. Beverly National Bank, with total assets of $705 million at June 30, 1998, operated 12 branches primarily in the south and southwestern suburbs of Chicago. Beverly Trust Company provided a variety of trust services for individuals and corporations, including asset management of personal living trusts and corporate employee benefit plans, and the administration of land trusts. The Company issued 1.063 shares of its common stock in exchange for each outstanding common share of Beverly. The Company issued approximately 6.1 million new shares of common stock and reserved an additional 558,000 common shares in exchange for the outstanding stock options issued to Beverly officers and directors. The combined shares issued and stock options outstanding resulted in an initial transaction value of approximately $151.0 million.

                  The merger was accounted for as a pooling-of-interests. Accordingly, the Company has restated all financial information and analyses to incorporate Beverly's results on a historical basis.

                  In connection with the merger, the Company recorded in the third quarter of 1998, a merger-related charge of $11.5 million before income taxes. This charge included one-time transaction costs, contract termination penalties, severance, and additional provisions for loan losses to conform Beverly's allowance for loan loss to the Company's methodology. See "RESULTS OF OPERATIONS" for further details. Management expects that the transaction will be accretive to earnings within the first twelve months after the merger. Management expects to reduce annual Beverly expenses by $4.8 million or 19 percent of Beverly's general and administrative expenses. In addition, by introducing the Bank's products, such as brokerage and annuity products, to the Beverly customers, and Beverly products, such as trust operations and commercial banking to St. Paul customers, other income is expected to be enhanced by approximately $1.0 million.

                  In August of 1998, the Company announced a cost-reduction plan and certain information technology replacements to lower expenses and improve information systems. The largest part of the charge related to compensation and benefit plans. The Company's earnings based incentive bonus was suspended for 1999. The Board of Directors approved a resolution to amend the supplemental executive and directors' pension plan to freeze accruals under the plan's benefit formula and convert the present value of each participants accrued benefit to an account balance and to make certain other changes. In addition, the employee stock ownership plan was terminated.(1) In addition, the Company offered an early retirement opportunity to certain employees. Through the early retirement opportunity and other workforce reductions, the Company will be able to reduce the workforce staff by approximately 90 full-time employees. In aggregate, these cost reduction decisions are expected to result in pre-tax annual cost savings of approximately $9.0 million in 1999.(2) See "RESULTS OF OPERATIONS" for further details.

                  The Bank's branch network of 65 locations, including the twelve Beverly locations, consists of 47 free-standing branches, 16 banking offices located in grocery supermarkets and two Money Connection Centers. The Bank closed one of its in-store locations in the second quarter of 1998, due to the closing of the grocery store in which the branch was located.

                  Both the Company and the Bank operate other wholly owned financial services companies, including Investment Network, Inc., Annuity Network, Inc., SPF Insurance Agency, Inc., St. Paul Financial Development Corporation ("SPFD"), and St. Paul Trust Company ("SPTC"). As of Sept 30, 1998, customers maintained


-------------

     (1)Subject to receipt of favorable determination letter from the IRS.

     (2)The one-time charge recorded in the third quarter, exclusive of the pooling charges, totaled $25 million, which was higher than the previously announced range of $19 million to $23 million. The higher charges primarily relate to higher than anticipated costs for the qualified pension plan associated with the early retirement plan. The higher pension cost was affected by recent market fluctuations of plan assets, a change in the discount rate, and the mix of the employees who participated in the program. Pension expense during 1999 also may be higher because of fluctuating market interest rates and asset values.

$659 million of investments through Investment Network, Inc. and $339 million of annuity contracts through Annuity Network, Inc. SPFD is a residential and commercial land development company focused in the greater Chicagoland area, providing both equity and financing investments for real estate development projects. At Sept. 30, 1998, SPFD had $20.6 million in real estate equity and financing investments. SPTC (formerly known as Beverly Trust Company) provides a variety of trust services to customers and at Sept. 30, 1998 had $333.3 million of assets under management. In addition, in January 1998, ATM Connection, Inc. began operations as a new subsidiary of the Bank. This subsidiary owns and operates the ATM network of the Bank, which represents one of the largest networks of ATMs in the Chicagoland area with over 550 machines.

                  In January 1998 the Bank acquired a privately-held residential mortgage broker serving Chicago and its surrounding suburbs. This broker now operates as a separate subsidiary of the Bank under the name, Serve Corps Mortgage Corporation ("Serve Corps"). Serve Corps originates 1-4 family residential mortgages primarily for sale, with servicing released, to third party investors. The Bank anticipates that the acquisition of this operation will increase overall 1-4 family loan origination volumes and enhance other income through gains on loans sold to third party investors. Some lending responsibilities previously performed by the Bank have been transferred into Serve Corps' operations. During the first nine months of 1998 Serve Corps originated $268.1 million of 1-4 family loans, including $92.6 million of loans originated for the Bank's portfolio.

                  In general, the business of the Bank is to reinvest deposits collected from branch facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial loans. The Bank's 1-4 family residential mortgage products are originated through its mortgage brokerage operations, retail banking offices, and telephone banking facility. The Bank eliminated its 1-4 family correspondent lending unit in the third quarter. The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile, and credit card loans through the retail banking offices. During the first nine months of 1998, the Bank (including Serve Corps) originated $604.4 million of 1-4 family loans, $62.6 million of home equity/line of credit loans, and $18.7 million of other consumer loans.

                  The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and other commercial real estate, as well as other commercial loan products. In recent years, the Bank made commercial real estate loans only in several Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank resumed its nationwide commercial real estate lending program, to help offset repayments in its existing portfolio. See "CREDIT RISK MANAGEMENT" for further details. During the first nine months, the Bank originated $276.2 million of commercial and commercial real estate loans. The commercial real estate loan portfolio is mainly comprised of loans secured by multifamily real estate. The Bank acquired a commercial loan portfolio of approximately $55 million in connection with the Beverly merger. This portfolio constitutes Beverly's commercial loans not classified as commercial real estate by management, and includes business lines of credit, term loans, letters of credit, equipment lease financing, municipal financing, overdrafts, receivable financing, SBA loans, and agricultural loans. The portfolio is primarily located in Illinois and Indiana. This portfolio constitutes Beverly's commercial loans not classified as commercial real estate by Management. The Bank plans to expand this type of lending and has budgeted originations of $100 million for 1999.

                  To grow earning assets and offset heavy loan prepayments in excess of loan origination, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During the first three quarters of 1998, the Bank purchased $1.4 billion of 1-4 family adjustable rate loans, including $1.1 billion during the third quarter of 1998 alone. Also, the Bank has purchase commitments for $104 million of 1-4 family loans scheduled to close in the fourth quarter. The Bank also invests in mortgage-backed securities ("MBS"), government municipal and corporate debt securities and other equity securities. The Bank assumed governmental and corporate bond portfolios from Beverly. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM"). Unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

                  The Bank offers a variety of deposit products including checking, savings, money market accounts, and certificates of deposit ("CDs"). The Bank also relies on borrowings to help finance operations and fund growth of interest earning assets.

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

                  Changes in real estate market values also affect the Bank's earnings. As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. Changing economic conditions, market interest rates, and the overall business environment could also effect the risk of actual loss in the Bank's commercial loan portfolio. See "CREDIT RISK MANAGEMENT" for further details.

                  This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Company's expectations of future financial results. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve, iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Company's loan and investment portfolios, viii) demand for loan products,
ix) the level of loan and MBS repayments, x) deposit flows, xi) competition,
xii) demand for financial services in the Company's markets, xiii) changes in accounting principles, policies or guidelines, xiv) expected merger cost savings and revenue enhancements cannot be realized or realized within the expected timeframe, xv) operational difficulties, customer service problems and unanticipated cost overruns related to the integration of the business of Beverly and systems conversions are greater than expected, xvi) expected cost savings associated with the cost-reduction plan cannot be realized or realized within the expected timeframe, xvii) unanticipated costs or expenses, xviii) higher than anticipated costs pertaining to benefit plan modifications, early retirement program, and technology initiatives, xix) projections of capital expenditures and costs associated with correction and testing of systems in connection with the Year 2000 issue, and xx) the Company cannot convert to its new transaction processing systems in the desired timetable. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                  The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

STATEMENT OF FINANCIAL CONDITION

                  St. Paul Bancorp reported total assets of $5.9 billion at Sept. 30, 1998, a $722.4 million increase over total assets reported at Dec. 31, 1997. Higher loans receivable generally produced the increase in total assets. These increases were partly offset by lower MBS balances. The growth in total assets was generally funded with higher borrowing balances.

                  Cash and cash equivalents totaled $241.6 million at Sept. 30, 1998, $3.5 million more than Dec. 31, 1997.(3)

                  Investment securities, comprised of U.S. Treasury and agency debt securities, municipal and corporate bonds and other marketable equity securities, totaled $235.8 million at Sept. 30, 1998, as compared to $187.6 million at Dec. 31, 1997.(3) At Sept. 30, 1998, $223.0 million of the Company's investment securities were classified as AFS as compared to $174.2 million at Dec. 31, 1997. The Company recorded an unrealized gain on AFS investment securities of $3.5 million at Sept. 30, 1998, and $1.6 million at Dec. 31, 1997.

                  MBS (including securities due from brokers) totaled $688.9 million at Sept. 30, 1998, $266.4 million or 27.9 percent less than the $955.3 million of MBS at Dec. 31, 1997.(3) The Bank's MBS portfolio at Sept. 30, 1998, included $194.3 million of loans originated and serviced by the Bank.

                  Approximately 44 percent of the MBS portfolio is classified as AFS, and at Sept. 30, 1998, the Company reported an unrealized gain on its AFS MBS of $2.1 million compared to an unrealized gain of $2.7 million at Dec. 31, 1997. At Sept. 30, 1998, 65 percent of the MBS portfolio had adjustable rate characteristics (although some may be performing at initial fixed interest rates), compared to 71 percent of the portfolio at Dec. 31, 1997.


---------------

     (3) See "CASH FLOW ACTIVITY" for further details.

                  Net loans receivable totaled $4.5 billion at Sept. 30, 1998 or $879.9 million more than at Dec. 31, 1997.(3) At both Sept. 30, 1998 and Dec. 31, 1997, 85 percent of the loan portfolio had adjustable rate characteristics.

                  Loans held for sale increased $24.6 million during the first nine months of 1998 to $44.1 million at Sept. 30, 1998. The increase in loans held for sale resulted from the addition of Serve Corps, the Bank's new mortgage loan brokerage subsidiary. Loans originated by Serve Corps are either classified as held for sale (and sold to third parties) or originated for the Bank's portfolio.

                  Deposits totaled $3.8 billion at Sept. 30, 1998, slightly lower than at Dec. 31, 1997.

                  Total borrowings, which include FHLB advances, totaled $1.5 billion at Sept. 30, 1998, $703.2 million or 88.7 percent higher than the $793.0 million of borrowings at Dec. 31, 1997. During the first nine months of 1998, the Bank used increased borrowings from the Federal Home Loan Bank to fund loan purchases and used some long-term borrowings to refinance higher costing short-term borrowings. See "CASH FLOW ACTIVITY" for further discussion.

              Stockholders' equity of the Company was $501.4 million at Sept. 30, 1998 or $12.35 per share. In comparison, stockholders' equity at Dec. 31, 1997 was $486.3 million or $12.06 per share. The $15.1 million increase in stockholders' equity during the nine months ended Sept. 30, 1998 resulted from $15.5 million of net income and 45.3 million of capital provided by the exercise of stock options granted to employees and directors, partly offset by dividends paid to shareholders of $13.3 million. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

                  See "CREDIT RISK MANAGEMENT" for discussion of foreclosed real estate balances.

CAPITAL

                  The Bank is subject to various capital requirements of the federal government. Failure to meet minimum capital requirements can initiate certain


--------------
mandatory (and possibly additionally discretionary) actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements and therefore the Company's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Tier I capital equals the capital of the Bank less certain intangible assets and the net assets of non-includable subsidiaries. Total capital equals Tier I capital plus the Bank's general allowance for loan losses, up to certain limits. As of Sept. 30, 1998, Management believes that the Bank meets all capital adequacy requirements to which it is subject.

        As of Sept. 30, 1998, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, Tier I leverage ratios(4) as set forth in the table below.


---------------

     (4) Under separate OTS regulations, the Bank is required to maintain minimum capital level ratios of core and tangible capital to adjusted assets and total regulatory capital to risk-weighted assets. At Sept. 30, 1998, the Bank's tangible and core capital ratio of 7.47 percent and risk-based capital of 14.99 percent exceed required capital levels.

  The Bank's actual amounts and ratios are also presented in the following table:

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                       For Capital                Prompt Corrective
                                 Actual              Adequacy Purposes:           Action Provisions:
                             -------------------   -----------------------     ----------------------
Dollars in thousands           Amount     Ratio      Amount          Ratio       Amount        Ratio
As of Sept. 30, 1998         -------------------   -----------------------     ----------------------
 Total Capital
  (to Risk Weighted Assets)  $ 472,538    14.99%     > $252,259   > 8.00%         > $315,324  > 10.00%
                                                     -            -               -           -
 Tier I Capital
  (to Risk Weighted Assets)  $ 433,110    13.74%     > $126,129   > 4.00%         > $189,194  >  6.00%
                                                     -            -               -           -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 433,110     7.47%     > $231,811   > 4.00%         > $289,764  >  5.00%
                                                     -            -               -           -

As of Dec. 31, 1997

 Total Capital
  (to Risk Weighted Assets)  $ 475,129    16.63%     > $228,522   > 8.00%         > $285,652  > 10.00%
                                                     -            -               -           -
 Tier I Capital
  (to Risk Weighted Assets)  $ 440,754    15.437%    > $114,261   > 4.00%         > $171,391  >  6.00%
                                                     -            -               -           -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 440,754     8.62%     > $204,509   > 4.00%         > $255,637  >  5.00%
                                                     -            -               -           -


                  All three of the capital ratios have each declined over 100 basis points from Dec. 31, 1997 to Sept. 30, 1998. The lower ratios were caused by an increase in both risk-weighted assets and regulatory assets, as the level of regulatory capital has remained relatively level over the period. The higher asset levels were primarily due to purchasing 1-4 family loans funded through borrowings during the first nine months of 1998.

                   The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Sept. 30, 1998:


                                                            Sept. 30,
Dollars in thousands                                          1998
----------------------------------------------------------------------
Stockholders' equity of the Company                       $ 501,428
Less: capitalization of the Company
      and non-Bank subsidiaries                             (63,640)
                                                          ---------
Stockholder's equity of the Bank                            437,788
Less: unrealized gain on
      available for sale securities                          (3,007)
Less: investments in non-includable
      subsidiaries                                             (750)
Less: intangible assets and other non-includable assets        (921)
                                                          ---------
Tangible and core capital                                   433,110
Plus: allowable GVAs                                         39,428
                                                          ---------
Risk-based capital                                        $ 472,538
                                                          =========


                  In an attempt to address the interest rate risk inherent in the balance sheets of insured institutions, the OTS proposed a regulation that adds an interest rate risk component to the risk-based capital requirement for excess interest rate risk. Under this proposed regulation, which has never been implemented by the OTS, an institution is considered to have excess interest rate risk if, based upon a 200 basis point change in market interest rates, the market value of an institution's capital changes by more than two percent. If a change greater than two percent occurs, one-half of the percent change in the market value of capital in excess of two percent is added to the institution's risk- based capital requirement. At Sept. 30, 1998, the Bank had no "excess" interest rate risk that would have required additional risk-based capital if the regulation had been implemented by the OTS. Even if it had excess interest rate risk, at Sept. 30, 1998, the Bank would have $220.3 million of excess risk-based capital available to meet any additional capital requirement.

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

                  Regulatory rules currently impose limitations on all capital distributions by savings institutions, including dividends, stock repurchase and cash-out mergers. Under the current rule, institutions are grouped into three classifications depending upon their level of regulatory capital both before and after giving effect to a proposed capital distribution. The OTS recently proposed revising its capital distribution regulation to conform the definition of "capital distribution" to the definition used in its prompt corrective regulations, and to delete the three classifications of institutions. Under the proposal, there would be no specific limitation on the amount of permissible capital distributions, but the OTS could disapprove a capital distribution if the institution would not be at least adequately capitalized under the OTS prompt correction action regulations following the distribution, or if the distribution raised safety or soundness concerns, or if the distribution violated a prohibition contained in any statute, regulation, or agreement between the institution and the OTS, or a condition imposed on the institution by the OTS. The OTS would consider the amount of the distribution when determining whether it raised safety or soundness concerns. During the first three quarters of 1998, the Bank has paid dividends to the Company equal to 100 percent of Bank's prior quarters net income.

CASH FLOW ACTIVITY

                  Cash and cash equivalent balances at Sept. 30, 1998 totaled $241.6 million compared to $238.1 million at Dec. 31, 1997. During the first nine months of 1998, the major sources of funds included new borrowings and loan and MBS repayments, while the Company's major uses of funds included purchases and origination of loans for portfolio, and, funding net deposit outflows.

                  As part of Management's strategy to expand interest earning assets, the Company purchased $1.4 billion of whole loans during the nine months ended Sept. 30, 1998. These purchases, along with loans originated for portfolio, accounted for the $870.4 million net increase in loans receivable balance.(5) Loan repayments partly offset these increases. Loan repayments during the third quarter of 1998 were approximately $440 million. The low interest rate environment has produced a significant amount of repayment activity in the Company's loan portfolio. In comparison, whole loan purchases in 1997 generally produced the $284.7 million net increase in loans receivables in the first nine months of 1997. The addition of Serve Corps, accounted for the $24.6 million increase in loans held for sale. During the first nine months of 1998, Serve Corps originated $259.5 million of loans and sold $235.2 million of loans (including $93.0 million of loans purchased by the Bank).

                  The growth in loans receivable and loans held for sale was funded primarily with new borrowings and loan and MBS repayments. The Company increased borrowing balances by $702.8 million during the first nine months of 1998. In comparison, during the first nine months of 1997, the Company increased net borrowing balances by $237.0 million, largely to fund whole loan purchases. Of the increase in borrowing balances, $500 million was attributable to new long-term borrowings. MBS repayments in 1998 totaled $293.9 million, compared to $175.3 million during the same nine month period in 1998.

                  During the last nine months, the Company also funded a $27.8 million net outflow in deposits. Most of the decline in deposit balances occurred in certificate of deposit ("CDs") products and checking account products. In comparison, deposit balances declined by $35.4 million during the same nine month period in 1997.

---------------

     (5)See "CREDIT" for further details.

                  Other uses of funds during 1998 included a $60.0 million net increase in investment securities, $27.4 million for the purchase of FHLB stock, and a $13.3 million increase in dividends paid to common shareholders.

Holding Company Liquidity. At September 30, 1998, St. Paul Bancorp, the "holding company," had $112.8 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of less than 90 days. In addition, the Company had $16.3 million of investment securities and $854,000 of MBS classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At Sept, 30, 1998, no funds have been borrowed under this agreement.

                  Sources of liquidity for St. Paul Bancorp during the first nine months of 1998 included $23.4 million of dividends from the Bank, $13.2 million of repayments of advances to the Bank, $12.6 million of repayments of advances to SPFD, and $1.0 million in dividends from the holding company's other subsidiaries. Uses of St. Paul Bancorp's liquidity during the first nine months of 1998 included the purchase of $43.2 million of investment securities, $13.3 million of dividends paid to stockholders, and advances to the Bank of $3.5 million(6). In July 1998, the Company's Board of Directors approved a 50% increase in the quarterly dividend rate by increasing the dividend from $0.10 per share per quarter to $0.15 per share per quarter. The new quarterly dividend rate began with the third quarter dividend payment.

Regulatory Liquidity Requirements. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, and certain securities. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4 percent to 10 percent, depending upon economic conditions and the deposit flows of savings institutions. In November 1997, the OTS revised its liquidity requirement to 4


---------------

     (6) During 1998, the Company used its excess liquidity to advance funds to the Bank for use in the Bank's operation. The advance is due upon demand and earns a rate of interest comparable to what the Company could earn on its investment portfolio.

percent from 5 percent and expanded the asset types that qualify as liquid assets. The OTS also added a qualitative liquidity requirement so the Bank must maintain liquidity to ensure safe and sound operations. Because of the expanded definition of liquid assets, the Bank's liquidity at Sept. 30, 1998 of $702.7 million substantially exceeded the 4 percent requirement of $140.4 million. Because of the change in regulation, Management's regulatory liquidity compliance focus has shifted from quantitative measures to qualitative safety and soundness concerns.

RATE/VOLUME ANALYSIS

    The following tables present the components of the changes in net interest income by volume and rate(7) for the three and nine months ended Sept. 30, 1998 and 1997:


                                 Three months ended Sept. 30, 1998 and 1997   Nine months ended Sept. 30, 1998 and 1997
                                        INCREASE/(DECREASE) DUE TO                   INCREASE/(DECREASE) DUE TO
                                 ------------------------------------------   -----------------------------------------
                                                                TOTAL                                      TOTAL
Dollars in thousands                   VOLUME       RATE       CHANGE            VOLUME        RATE       CHANGE
-----------------------------------------------------------------------------------------------------------------------
CHANGE IN INTEREST INCOME:

Loans receivable                    $  9,732    $ (3,453)   $  6,279            $ 25,190    $ (7,278)   $ 17,912
Mortgage-backed securities(8)         (5,546)     (1,030)     (6,576)            (15,084)     (3,313)    (18,397)
Investment securities-taxable          1,350        (349)      1,001               3,950        (586)      3,364
Investment securities-tax exempt          63         (57)          6                 (26)        (39)        (65)
Equity investment securities             203         (16)        187                 727         (36)        691
                                    --------    --------    --------            --------    --------    --------
  Total interest income                5,802      (4,905)        897              14,757     (11,252)      3,505


CHANGE IN INTEREST EXPENSE:

Deposits                                  73      (1,977)     (1,904)             (1,229)     (5,301)     (6,530)
Short-term borrowings                 (2,495)       (235)     (2,730)             (4,811)       (221)     (5,032)
Long-term borrowings                   5,987        (743)      5,244              16,124      (2,210)     13,914
                                    --------    --------    --------            --------    --------    --------
  Total interest expense               3,565      (2,955)        610              10,084      (7,732)      2,352
                                    --------    --------    --------            --------    --------    --------

NET CHANGE IN NET INTEREST INCOME
 BEFORE PROVISION FOR LOAN LOSSES   $  2,237    $ (1,950)   $    287            $  4,673    $ (3,520)   $  1,153
                                    ========    ========    ========            ========    ========    ========




---------------

     (7)This analysis allocates the change in interest income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.

     (8 Includes securities due from brokers.

RESULTS OF OPERATIONS

General. The Company recorded a net loss of $11.7 million during the third quarter of 1998 or a loss of $0.29 per share. Without the one-time merger related pre-tax charge of $11.5 million and the $25.0 million cost-reduction plan pre-tax charge, the Company would have recorded net income of $14.2 million or $0.34 per diluted share outstanding, relatively unchanged from the same quarter in 1997. Net income for the first nine months of 1998 totaled $15.5 million or $0.37 per share. Without the one-time charges, net income for the first nine months of 1998 would have been $41.4 million, or $1.00 per share, compared to $41.7 million or $1.01 per share for the same period in 1997. In both the quarter and the year-to-date period, higher general and administrative costs ("G&A") mostly offset increases in net interest income and other income. Operating results during the first nine months of 1997 also included a $403,000 extraordinary loss, net of tax, on the early extinguishment of the Company's $34.5 million of subordinated notes.

Net Interest Income. Net interest income totaled $39.8 million during the third quarter of 1998, compared to $39.5 million of net interest income recorded during the same quarter in 1997. For the nine month period ending Sept. 30, 1998, net interest income was $118.3 million compared to $117.2 million during the same period in 1997. During both the quarter and year-to-date periods, net interest income was impacted by a high level of repayments in the loan and MBS portfolios and a greater reliance on borrowings as a source of funds. However, a decrease in the cost of deposits helped to offset the impact on net interest income. While interest earning asset levels have increased since Dec. 31, 1997, most of the increase in the levels occurred late in the third quarter, and as a result, the impact on net interest income during the quarter and for the year was nominal.

                   The net interest margin ("NIM"), on a tax-equivalent basis, was 3.04 percent during the third quarter of 1998, compared to 3.20 percent during the same quarter in 1997 and 3.13 per cent for the second quarter 1998. The NIM for first nine months of 1998 was 3.10 percent, compared to 3.22 percent during the same period in 1997. The greater reliance on borrowings and declining loan and

MBS yields mainly produced the decline in the NIM in both the quarterly and year-to-date comparisons. However, declining deposit costs and lower rates on new borrowings partly offset some of the effect of lower asset yields.

Interest Income. Interest income on loans receivable rose $6.3 million to $74.3 million during the third quarter of 1998, compared to $68.0 million during the same quarter in 1997. Interest income on loans receivable rose $17.9 million to $211.8 million during the first nine months of 1998, compared to $193.9 million during the same period in 1997. The increase in both the three and nine month periods were primarily due to higher average loan balances, partly offset by a decline in the effective loan yield. The increase in the average loan balance was primarily due to whole loan acquisitions. Average loan balances increased by $523.2 million and $449.8 million during the third quarter and year-to-date periods, respectively. The lower effective loan yield was produced by the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average.

                  MBS interest income decreased $6.6 million during the third quarter to $11.9 million, compared to $18.5 million during the same quarter a year ago. For the first three quarters of 1998, MBS interest income declined $18.4 million to $40.1 million, compared to $58.5 million during the same period a year ago. For both the three and nine month periods, the decline was primarily related to lower average balances and a lower effective yield. The decline in average MBS balances was due to prepayments, as average balances declined by $338.4 million during the third quarter and $306.2 million in the year-to-date period. The lower effective MBS yield was associated with higher amortization of net purchase premiums, as well as some downward repricing in the portfolio.

                  Interest income from investments increased $1.2 million during the third quarter and $4.0 million during the first nine months of 1998. An increase in the average balances generally produced the increase in both the quarter and year-to-date periods. An increase in liquidity resulted in the higher average investment balances. Lower yields earned on new investment securities and the maturities of some higher rate securities produced a lower overall investment yield.

Interest Expense. Deposit interest expense declined by $1.9 million to $38.5 million during the third quarter of 1998 and $6.5 million to $115.1 million during the first nine months of 1998. A lower effective cost of deposits produced most of the decline in deposit interest expense. The lower effective cost was mainly produced by the lowering of the rates paid on certain savings, checking and money market products in response to lower market rates beginning in early 1998 and through the remainder of the period. The decline in the CD portfolio also contributed to the lower effective cost of deposits. Average deposit balances were up slightly during the third quarter, but declined by $27.8 million during the first nine months of 1998. The decline in the year-to-date period was largely due to the maturity of some higher costing CD's that were issued during 1997 and during the second half of 1996.

                  Borrowing interest expense increased by $2.5 million to $14.7 million during the third quarter of 1998, compared to the same period a year ago, while borrowing interest expense for the first nine months of 1998 increased $8.9 million to $39.7 million compared to the same period in 1997. The increase in both the three and nine month periods was due to higher average borrowing balances, partly offset by a lower average interest cost. Average balances rose by $240.9 million during the third quarter of 1998 and by $251.8 million for the first three quarters of 1998.(9) Management has primarily relied on borrowings to fund whole loan acquisition growth. In addition to new borrowings, which were at lower rates, Management refinanced some of the short-term borrowings with lower costing long-term borrowings, contributing to the lower average interest cost.

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent, not only on the level of interest earning assets, but also the size of the interest rate spread. The interest rate spread was 2.68 percent at Sept. 30, 1998, compared to 2.87 percent


---------------

    (9) The Company increased borrowings by approximately $650 million during September 1998. As a result, period-end balances increased by more in the third quarter than average balances.

at June 30, 1998. Most of the decline in the interest rate spread during the third quarter was caused by the relative size of the interest rate spread between the whole loans purchased and their funding cost, compared to the overall spread. Since the spread between the weighted average rate earned on the new loans and the weighted average rate paid on the new borrowings was narrower than the overall interest rate spread, these transactions caused the interest rate spread to contract, even though net interest income increased.

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

Provision for Loan Losses. The Company recorded a $2.5 million provision for loan loss during the third quarter of 1998 in connection with the Beverly merger to conform the Beverly portfolio to the Company's loan loss methodology. The Company recorded no other provision for loan loss during the third quarter compared to a $180,000 provision during the same quarter a year ago. Without the merger-related provision, the Company reversed $640,000 of previous loan loss provisions during the first nine months of 1998, all of which occurred during the first two quarters of the year, compared to a $180,000 provision during the same nine-month period in 1997. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and the adequacy of the accumulated provisions for losses.

Other Income. Other income for the third quarter of 1998 was $14.0 million compared to $13.9 million during the same quarter a year ago. Year-to-date other income during 1998 totalled $42.9 million compared to $40.6 million during the period in 1997. In the quarterly comparison, the increase in other income was primarily due to higher gains from loan sales caused by the addition of the Bank's new mortgage subsidiary, Serve Corps Mortgage Corp.(10) This increase was partly offset by lower revenues for loan servicing activities and discount brokerage operations. In the year-to-date period, higher other income was associated with higher gains on loan sales from Serve Corps and higher income

---------------

     (10)Gains are not recorded for loans transferred to the Bank.

from real estate development operations. The sale of a 120-acre land parcel during the first quarter of 1998 by the Company's real estate development subsidiary delivered the increase in income from real estate development operations during the first nine months of 1998.

General and Administrative Expense. General and administrative expenses ("G&A")totaled $32.4 million during the third quarter of 1998(excluding the one-time charges), or $501,000 or 1.6 percent higher than during the same period of 1997. G&A expense for the first nine months of 1998 totaled $100.8 million, $6.5 million or 6.8 percent higher than the same period in 1997. Also see "GENERAL" for additional details of the one-time charges.

                  The increase in the quarterly comparison was mainly produced by a $914,000 increase in occupancy, equipment, and other office expenses. These increases were primarily related to higher operating costs associated with systems and the Bank's new operations center. Higher systems costs primarily relate to the initiatives to replace core transaction processing systems and compliance work in preparation for the year 2000. Higher advertising and other expenses also contributed to the increase in G&A expense during the quarter. The increase in other expense was primarily due to higher professional fees, related to tax planning and systems consulting, and expenses associated with operating Serve Corps. This increase was partly offset by approximately a $900,000 decrease in compensation and benefit expense related to certain management and back office personnel that left the Company during the third quarter of 1998 in connection with the Beverly merger.

                  The $6.5 million increase in G&A expense during the year-to-date period was mainly due to a $3.3 million increase in occupancy, equipment, and other office expense, a $1.1 million increase in compensation and benefits expense, and higher advertising and other expense. Similar to the quarterly period, higher office and occupancy expense was caused by the new operations center and systems initiatives. The increase in compensation and benefits was attributable to the addition of Serve Corps, as well as annual merit increases and higher sales and productivity incentives. In addition, higher employment taxes and higher costs related to the employee stock ownership plan contributed to the increase. The increases in compensation and benefits were partly offset by workforce reductions in the third quarter associated with the Beverly merger. Higher professional fees and expenses associated with Serve Corps mainly generated the higher other expense. Pension expense during 1999 also may be higher because of fluctuating market interest rates and asset values.

                  As previously discussed, the Company recorded an $11.5 million pre-tax charge associated with the Beverly merger. Of this charge, $9.0 million was recorded in G&A expense. This charge included buyer and seller transaction costs, severance and other human resource costs, contract termination penalties, and other costs. Management expects to save approximately $4.8 million annually in G&A costs as a result of the merger. Savings will mainly come in the compensation and benefit area, as well as, lower occupancy and office expense, professional services, and other expenses. At Sept. 30, 1998, of the total merger-related charge, $2.8 million had not yet been paid out. The amounts primarily relate to contract termination costs, severance to be paid to transition employees, and other accrued costs, most of which is expected to be paid within the next six months.

                  The Company also recorded a $25 million charge associated with a cost-reduction plan and certain information technology initiatives. The cost reduction plan is expected to save approximately $9.0 million in G&A expenses in 1999. Management expects to begin to realize some of the cost savings associated with the cost-reduction plan in the fourth quarter of 1998. Most of the cost reduction plan focused on the employee compensation and benefit plans. Approximately $7.8 million of the charge was associated with modifications to executives' and directors' pension plans. The current obligations of both plans will be funded and frozen at current levels. This decision is expected to save approximately $1.3 million annually.

                  Of the total cost reduction charge, $3.7 million of the charge was related to the termination of the Company's leveraged employee stock ownership plan. The termination of this plan is estimated to save the Company about $1.1 million annually, as an accounting change in 1993 made the maintaining of the leveraged plan cost prohibitive.

                  Another $6.4 million of the charge was related to the early retirement option offered to certain employees as well as a specific reduction in workforce plan. This program, along with other staff reductions, will allow the Company to reduce staffing levels by approximately 90 people and compensation and benefit costs by approximately $3.5 million in 1999.

                  Management also suspended the incentive bonus paid to officers in order to save approximately $3.0 million next year.

                  Information systems initiatives comprise $5.0 million of the charge. The Company has entered into a licensing arrangement with EDS whereby EDS will supply its core transaction process applications to the Bank. These new system upgrades should allow the Company to adapt more quickly to technological advances and to assimilate acquisitions, such as Beverly. Management also expects to improve operations and customer service through this technology. The annual operating expenses to run the new systems are expected to be approximately the same as the costs that have been incurred to run the existing systems.

                  Of the total $25.0 million charge, at Sept. 30, 1998, $14.7 million of expense had not yet been paid out. Most of these expenses are related to the benefit plans and are expected to be paid out before the end of 1998.

                  The Company will also incur G&A costs in 1998 and 1999 related to the systems requirements to ensure that the Bank can process transactions subsequent to Jan. 1, 2000. The Year 2000 compliance issues resulted from both certain computer programs and certain hardware recognizing only the last two digits of the year instead of four digits. As a result, transactions processed beginning in Year 2000 may not be recognized by the systems in the correct period. This issue could result in system failures and miscalculations causing a disruption of operations, and among other things, the inability to process transactions. In order to address the Year 2000 issue, the Company established a Year 2000 project in 1996.

                  Based upon initial assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems can properly process transactions beginning on Jan. 1, 2000. The Company currently believes that with these modifications and the replacement of certain software and hardware components, the Year 2000 compliance issue will be mitigated. However, if such modifications and upgrades do not succeed, or not made in a timely fashion, the Year 2000 compliance issue could have a material impact on the Company. Furthermore, there can be no assurances that the Company's assessment has failed to uncover each possible Year 2000 issue as to the Company. Failure by the Company and/or its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner (insofar as they relate to the Company's business) could have a material adverse effect on the Company's business, results of operations, and financial condition. Potential worst case scenarios include the inability to process customer deposit transactions, ATM service outages, ACH and payroll deposit file transmission difficulties, inability to service the loan portfolio, and disruption of customer service. The amount of the potential liability, if any, that relate to these risks, cannot be reasonably estimated at this time.

                  The Company has divided work on the Year 2000 project into four phases: assessment; correction; testing; and implementation. The Company began the assessment of the Year 2000 issue in 1996. Critical risk elements were identified and an inventory of computer hardware, software application, Bank vendors and available internal resources was prepared. From this assessment, a formal action plan was prepared and approved by the Bank's Board of Directors in early 1997. The action plan divided the project into segments that were aligned with the type of computer platform used by the Bank, including the mainframe platforms of core deposit and loan transaction processing, mid-range platforms, file servers, computer workstations, operational systems, and special function systems. The Company also identified key third party vendors and customers to assess their state of readiness on the Year 2000 issue. The assessment phase of the plan has been completed. With the Beverly merger, the Company's Year 2000 plan has been expanded to incorporate Beverly.

                  Work on the correction phase began in 1997 and continues in 1998. In the third quarter of 1998, Management decided to replace its core transaction processing systems. While Management believed it could make its mission critical systems Year 2000 compliant within the required timeframe, Management nevertheless decided to replace all of its systems for reasons previously discussed. The Company spent approximately $1.7 million to ready for the Year 2000 the existing core transaction processing systems that will now be replaced.

                  The Company converted its residential loans to the Alltel loan servicing system in the Fourth Quarter of 1998. The other major business applications and interfaces will be converted to the EDS/Miser system, running under a new Unisys operating environment. The current teller platform system will also be replaced. Conversions to these new systems are currently expected to be substantially completed during January 1999. Management believes that these systems will be Year 2000 compliant and has received assurances from its vendors concerning Year 2000 compliance. The Company will take steps to confirm the vendors' compliance. The conversions to the new systems will require new mainframe hardware, as well as new interfaces to other systems and personal computer hardware. The Company will make initial capital investments of approximately $10.0 million associated with the new replacement systems. Also, see the above discussion on the cost-reduction plan for the one-time charge of $5.0 million associated with the technology initiatives. Management will also test these new systems for Year 2000 compliance. The Company is also expected to complete correction of all other systems and hardware during the fourth quarter of 1998.

                  The Company will also be assuming additional operating risks with the substantial conversions planned in the Fourth Quarter. These risks include a decrease in the level of customer service, disruption of operations, and financial considerations. The Company is taking steps to manage the additional risk. The Board of Directors will utilize a steering committee made up of certain members of senior management to direct the conversions. The steering committee has hired an outside consultant to manage the project and coordinate with the resources provided by the vendors. Management is committed to completing these conversions within the required timetable and will use available internal resources and hire external resources as necessary. EDS has also agreed to pay penalties to the Company if the systems are not converted by the January 1999 timetable.

                  Management currently estimates that the costs that the Bank has incurred through 1998 for work on the Year 2000 project have been approximately $2.2 million. Management also currently estimates that the Company will spend a total of approximately $3.25 million to remedy the Year 2000 issue during 1997, 1998, and

1999. The above expenses only includes amounts spent on external consultants, replacement hardware and software, and other incremental costs. The amounts do not include the cost of internal resources devoted to the project. The Company accounts for these costs as expense when incurred, and intends to fund these costs from operations and excess liquidity.

                  The Company is currently formulating a contingency plan for certain critical applications. These plans include, among other things, plans for recovering data and mobilization of resources to resume core operations.

Operations of Foreclosed Real Estate. The net loss generated from foreclosed real estate operations was $14,000 during the third quarter of 1998, compared to $69,000 for the same quarter in 1997. For the first nine months of 1998, the net loss generated from foreclosed real estate operations was $93,000, compared to $53,000 for the same period in 1997. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes. The Company's effective annual income tax rate through the first nine months of 1998 was 36.6 percent compared to 33.5 percent during the same quarter in 1997. The increase in the effective tax rate was associated with certain non-tax deductible charges contained in the merger and cost-reduction plan charges. Without these charges, the effective income tax rate would have been approximately 32.1 percent, which is the rate anticipated for the fourth quarter of 1998. The implementation of certain tax planning strategies produced the lower effective income tax rate in 1998, exclusive of the effect of the one-time charges.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

                                                                                       Three months ended Sept. 30,
Dollars in thousands                       At Sept. 30, 1998                  1998                                 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                          Effective                           Effective
                                                     Yield/      Average                Yield/     Average                  Yield/
                                          Balance    Rate      Balance(a)   Interest    Rate      Balance(a)    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Investments:(b)
   Taxable investment securities        $  310,844    5.47%  $  379,014     $ 5,194      5.44%   $  282,055     $ 4,193     5.90%
   Tax-exempt investment securities(f)      47,753    7.15       46,111         547      7.24        42,673         541     7.74
   Equity investment securities(c)          84,720    6.44       64,424       1,044      6.43        51,916         857     6.55
                                        ----------    ----   ----------     -------      ----    ----------     -------     ----
Total investments                          443,317    5.84      489,549       6,785      5.74       376,644       5,591     6.20
Mortgage-backed securities/
   securities due from brokers             688,856    6.80      734,635      11,922      6.49     1,073,064      18,498     6.90
Loans receivable(d)                      4,590,977    7.26    4,045,957      74,311      7.35     3,522,782      68,032     7.72
                                        ----------    ----   ----------     -------      ----    ----------     -------     ----
Total interest-earning assets           $5,723,150    7.09%  $5,270,141     $93,018      7.08%   $4,972,490     $92,121     7.43%
                                        ==========    ====   ==========     =======      ====    ==========     =======     ====

Total deposits                          $3,843,623    3.95%  $3,865,688     $38,538      3.96%   $3,858,766     $40,442     4.16%
Borrowings:(e)
   Short-term borrowings                   676,490    5.59      337,033       4,811      5.66       511,319       7,541     5.85
   Long-term borrowings                    816,693    5.61      687,627       9,901      5.71       277,732       4,657     6.65
                                        ----------    ----   ----------     -------      ----    ----------     -------     ----
Total borrowings                         1,493,183    5.60    1,024,660      14,712      5.70       789,051      12,198     6.13
                                        ----------    ----   ----------     -------      ----    ----------     -------     ----
Total interest-bearing liabilities      $5,336,806    4.41%  $4,890,348     $53,250      4.32%   $4,647,817     $52,640     4.49%
                                        ==========    ====   ==========     =======      ====    ==========     =======     ====

Excess of interest-earning assets
  over interest-bearing liabilities     $  386,344           $  379,793                          $  324,673
                                        ==========           ==========                          ==========

Ratio of interest-earning assets to
  interest-bearing liabilities                1.07x                1.08x                               1.07x
                                        ==========           ==========                          ==========
Net interest income                                                         $39,768                             $39,481
                                                                            =======                             =======

Interest rate spread (tax equivalent yield)           2.68%
                                                      ====

"Average" interest rate spread
   (tax equivalent yield)                                                                2.76%                              2.94%
                                                                                         ====

Net yield on average earning assets
   (tax equivalent yield)                                                                3.04%                              3.20%
                                                                                         ====                               ====



---------------
(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.
(c) Includes investment in FHLB stock and other equity investments.
(d) Includes loans held for sale and loans placed on a nonaccrual status.
(e) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.
(f) Effective yield and weighted average rate on tax-exempt securities are on a tax equivalent basis assuming a 35% tax rate.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

                                                                                  Nine months ended Sept. 30,
Dollars in thousands                      At Sept. 30, 1998                    1998                            1997
---------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted                          Effective                       Effective
                                                     Yield/     Average                Yield/    Average               Yield/
                                          Balance    Rate     Balance(a)    Interest   Rate    Balance(a)  Interest    Rate
---------------------------------------------------------------------------------------------------------------------------------
Investments:(b)
   Taxable investment securities        $  310,844    5.47%  $  399,958    $ 16,851    5.63%  $  306,713  $ 13,487     5.88%
   Tax-exempt investment securities(f)      47,753    7.15       39,794       1,458    7.54       40,478     1,523     7.74
   Equity investment securities(c)          84,720    6.44       59,035       2,884    6.53       44,170     2,193     6.64
                                        ----------    ----   ----------    --------    ----   ----------  --------     ----
Total investments                          443,317    5.84      498,787      21,193    5.89      391,361    17,203     6.16
Mortgage-backed securities/
   securities due from brokers             688,856    6.80      823,648      40,112    6.49    1,129,887    58,509     6.90
Loans receivable(d)                      4,590,977    7.26    3,812,258     211,800    7.41    3,362,506   193,888     7.69
                                        ----------    ----   ----------    --------    ----   ----------  --------     ----
Total interest-earning assets           $5,723,150    7.10%  $5,134,693    $273,105    7.11%  $4,883,754  $269,600     7.38%
                                        ==========    ====   ==========    ========    ====   ==========  ========     ====

Total deposits                          $3,843,623    3.95%  $3,859,061    $115,125    3.99%  $3,898,759  $121,655     4.17%
Borrowings:(e)
   Short-term borrowings                   676,490    5.59      275,954      11,831    5.73      388,101    16,863     5.81
   Long-term borrowings                    816,693    5.61      638,136      27,832    5.83      274,167    13,918     6.79
                                        ----------    ----   ----------    --------    ----   ----------  --------     ----
Total borrowings                         1,493,183    5.60      914,090      39,663    5.80      662,268    30,781     6.21
                                        ----------    ----   ----------    --------    ----   ----------  --------     ----
Total interest-bearing liabilities      $5,336,806    4.41%  $4,773,151    $154,788    4.34%  $4,561,027  $152,436     4.47%
                                        ==========    ====   ==========    ========    ====   ==========  ========     ====

Excess of interest-earning assets
  over interest-bearing liabilities     $  386,344           $  361,542                       $  322,727
                                        ==========           ==========                       ==========

Ratio of interest-earning assets to
  interest-bearing liabilities                1.07x                1.08x                            1.07x
                                        ==========           ==========                       ==========

Net interest income                                                        $118,317                       $117,164
                                                                           ========                       ========

Interest rate spread (tax equivalent yield)           2.68%
                                                      ====

"Average" interest rate spread
   (tax equivalent yield)                                                              2.77%                           2.91%
                                                                                       ====                            ====

Net yield on average earning assets
   (tax equivalent yield)                                                              3.10%                           3.22%
                                                                                       ====                            ====

(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.
(c) Includes investment in FHLB stock and other equity investments.
(d) Includes loans held for sale and loans placed on a nonaccrual status.
(e) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.
(f) Effective yield and weighted average rate on tax-exempt securities are on a tax equivalent basis assuming a 35% tax rate.

KEY CREDIT STATISTICS

                                         Sept. 30, 1998           Dec. 31, 1997            Dec. 31, 1996
Dollars in thousands                     Dollar       %          Dollar        %         Dollar         %
------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------
Mortgage and commercial loans:
1-4 family units                       $3,457,129      77%      $2,443,135      68%      $1,930,957      62%
Multifamily units                         798,458      18          914,969      25          992,403      31
Commercial real estate                    192,101       4          190,222       5          147,326       5
Commercial and industrial                  48,718       1           55,309       2           52,988       2
Land and land development                   1,055       *            1,467       *            2,834       *
                                       ----------     ---       ----------     ---       ----------     ---
Total mortgage and commercial loans    $4,497,461     100%      $3,605,102     100%      $3,126,508     100%
                                       ==========     ===       ==========     ===       ==========     ===

Consumer loans:
Secured by deposits                    $    1,735       4%      $    1,015       2%      $    1,169       2%
Education                                      27       *            1,281       2            1,682       3
Home improvement                               87       *              136       *              281       *
Auto                                       32,037      65           39,067      65           40,656      66
Credit cards                                1,037       2            1,237       2            1,046       2
Personal and other                         14,537      29           17,264      29           16,464      27
                                       ----------     ---       ----------     ---       ----------     ---

Total consumer loans                   $   49,460     100%      $   60,000     100%      $   61,298     100%
                                       ----------     ---       ----------     ---       ----------     ---
Total loans held for investment        $4,546,921               $3,665,102               $3,187,806
                                       ==========               ==========               ==========

Weighted average rate                                7.26%                    7.57%                    7.72%
                                                     ====                     ====                     ====


*Less than 1 percent


                                      Sept. 30, 1998     Dec. 31, 1997        Dec. 31, 1996
Dollars in thousands              Dollar       %       Dollar      %         Dollar      %
----------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------
Mortgage loans:
1-4 family units                 $12,344        71%   $ 9,836        77%   $ 9,504        65%
Multifamily units                  1,205         7       --        --         --        --
Commercial real estate             1,255         7        724         5      1,068         7
                                 -------       ---    -------     -----    -------     -----
Total mortgage loans              14,804        85     10,560        82     10,572        72
Commercial/Industrial                309         2        405         3        448         3
Consumer loans                       199         1        259         2        220         2
Real estate owned:
1-4 family units                   1,943        11      1,515        12      1,723        12
Multifamily units                   --        --         --        --         --        --
Commercial real estate               138         1         82         1      1,544        11
                                 -------       ---    -------     -----    -------     -----
Total real estate owned            2,081        12      1,597        13      3,267        23
                                 -------       ---    -------     -----    -------     -----
Total nonperforming assets       $17,393       100%   $12,821       100%   $14,507       100%
                                 =======       ===    =======     =====    =======     =====



*Less than 1 percent


                                                          Sept. 30,     Dec. 31,    Dec. 31,
                                                             1998         1997        1996
----------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
----------------------------------------------------------------------------------------------
Net loan charge-offs (recoveries) to average
  loans receivable                                          (0.00)%        0.05%      0.12%
Loan loss reserve to total loans                             0.89          1.05       1.25
Loan loss reserve to nonperforming loans                   264.26        343.63     355.74
Loan loss reserve to impaired loans                        411.18        178.25      69.71
Nonperforming assets to total assets                         0.29          0.25       0.30
General valuation allowance to non-
  performing assets                                        233.53        290.52     241.33
----------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

Lending

         At Sept. 30, 1998, the loans receivable portfolio was comprised of 1-4 family mortgage loans, loans secured by commercial real estate, commercial loans and, to a lesser extent, consumer loans. See "KEY CREDIT STATISTICS" for further details.

         Non-performing loans totaled $15.3 million at Sept. 30, 1998, up $4.4 million from Dec. 31, 1997. Half of the increase related to 1-4 family loans and the other half related to commercial real estate loans.

         At Sept. 30, 1998, the Bank had a net investment in impaired loans of $9.8 million. At Sept. 30, 1998 all of the impaired loans were performing but considered impaired.(11) As anticipated by Management, the level of impaired loans has been reduced significantly over the past two years.

         The allowance for loan losses at Sept. 30, 1998 was $40.5 million compared to $38.6 million at Dec. 31, 1997, an increase of $1.9 million. The following table provides a rollforward of the allowance for loan losses from Jan. 1, 1997 through Sept. 30, 1998:

                                   1998                       1997
                              ---------------    ------------------------------
                                Nine Months       Nine Months       Year Ended
                              ---------------    ------------       ----------
Dollars in thousands          Ended  Sept. 30    Ended Sept. 30       Dec. 31
--------------------          ----------------   ------------------------------
Beginning of Period                 $38,569         $39,985          $ 39,985
Provision for losses                  1,860             180               360
Charge-offs                          (1,032)         (2,989)           (3,291)
Recoveries                            1,073             957             1,515
                                    -------         -------           -------
End of Period                       $40,470         $38,133           $38,569
                                    =======         =======           =======

--------------
    (11) "Impaired loans" are defined by generally accepted accounting principles when it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement.

         The general valuation allowance is evaluated based on a careful review of the various risk components that are inherent in each of the loan portfolios. The risk components that are evaluated include the level of non-performing and classified assets, geographic concentrations of credit, economic conditions, trends in real estate values, the impact of changing interest rates on borrower debt service, as well as historical loss experience, peer group comparisons, and regulatory guidance.

         The adequacy of the allowance for loan losses is approved on a quarterly basis by the Loan Loss Reserve Committee ("Reserve Committee") of the Bank's Board of Directors. The allowance for loan losses reflects Management's best estimate of the risk of credit loss perceived in the Bank's portfolios. However, actual results could differ from this estimate and future additions or subtractions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's allowance for losses on loans. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examinations.

         Net loan recoveries in the first nine months of 1998 totaled $41,000, compared to $2.0 million of net charge-offs in the first nine months of 1997.(12) Annualized net loan recoveries to average loans receivable was less than 0.01 percent during the first nine months of 1998. In comparison, the Company had net loan charge-offs during all of 1997 and 1996 equivalent to 0.05 percent and 0.12 percent of average loans receivable, respectively. See "KEY CREDIT STATISTICS" for further details.

          During the third quarter of 1998, the Company recorded a $2.5 million provision for loan loss as part of the Beverly merger charge to conform Beverly's loan portfolio to the Company's loan allowance methodology. See "RESULTS OF OPERATIONS" for further details of the merger related charges. Without the $2.5 million merger related provision for loan loss, the Company reversed $640,000 of

---------------

    (12) Gross loan charge-offs in the first nine months of 1998 totaled $1.0 million. Two thirds of the gross charge-offs were related to 1-4 family and consumer loans; the remainder related to commercial real estate loans. Recoveries during the first nine months of 1998 totaled $1.1 and were primarily related to commercial loans.

previous loan loss provisions during the first nine months of 1998. The continued trend of the low level of non-performing loans, continued reductions in balances in the Company's commercial real estate portfolio located outside the Midwest, and the low level of charge-offs allowed the Company to reverse the provisions during the first two quarters of 1998. In comparison, $180,000 of loan loss provision was recorded during the first nine months of 1997. The future level of loan loss provisions or reversal of previous provisions will be subject to careful review of the risk elements of the portfolio by Management. See "KEY CREDIT STATISTICS" for further details.

         In addition to originating loans secured by 1-4 family mortgages and a variety of consumer loans, the Company originates loans secured by commercial real estate and commercial loans. The Company's commercial loan origination efforts during the past several years has focused on the Midwestern states. However, the Company began to originate new commercial real estate loans outside the Midwest to help offset heavy prepayments in this portfolio. The commercial loan portfolio is mainly local concentrated in the area surrounding the Company's banking offices.

         During the first nine months of 1998, the Bank purchased over $1.4 billion of whole loans, secured by 1-4 family residences throughout the United States. These transactions were used to offset heavy prepayments in this portfolio. The Bank applies its own loan origination underwriting standards as part of the due diligence efforts in connection with the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

         Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations. The Bank's largest concentrations of commercial real estate loans are California, Washington and Illinois.

         As of Sept. 30, 1998, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 9 percent.

OTHER REAL ESTATE OWNED

         REO totaled $2.1 million at Sept. 30, 1998 compared to $1.6 million at the end of 1997. Most of the REO at both Sept. 30, 1998 and Dec. 31, 1997 were 1-4 family assets.

         The allowance for real estate losses totaled $155,000 at Sept. 30, 1998 compared to $157,000 at Dec. 31, 1997. There was no provision for REO losses during the first nine months of 1998 and 1997. See "RESULTS OF OPERATIONS" for further details on REO provision.

         In accordance with the Company's accounting policy, REO assets are initially recorded at the lower of their net book value or fair value, less estimated selling costs. The allowance for loan losses is charged for any excess of net book value over fair value at the foreclosure, or in-substance foreclosure, date. After foreclosure, the allowance for foreclosed real estate is used for losses associated with risks inherent in the REO portfolio.

PART II. --  OTHER INFORMATION


ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company filed a Report on Form 8-K on July 2, 1998 announcing the completion of the merger with Beverly Bancorporation, Inc.

(b) The Company filed a Report on Form 8-K on August 17, 1998 reporting the results of operation for the first month after the merger of St. Paul Bancorp, Inc. and Beverly Bancorporation, Inc.

(c) The Company filed a Report on Form 8-K on August 18, 1998 announcing a cost-reduction plan and a related one-time pre-tax charge.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ST. PAUL BANCORP, INC.
                                         ---------------------------------------
                                             (Registrant)


Date: November 13, 1998                 By:    /s/ Joseph C. Scully
                                           -------------------------------------
                                           Joseph C. Scully
                                           Chairman of the Board and
                                           Chief Executive Officer
                                          (Duly Authorized Officer)




Date: November 13, 1998                 By:     /s/ Robert N. Parke
                                           -------------------------------------
                                           Robert N. Parke
                                           Senior Vice President and Treasurer
                                           (Principal Financial Officer)