Form 10-K405
period 1998-12-31
ST PAUL BANCORP INC
filed 1999-03-31
CIK 810578

         ANNUAL REPORT ON FORM 10-K


         Securities and Exchange Commission
         Washington, D.C. 20549

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended Dec. 31, 1998. Commission File Number 0-15580

         ST. PAUL BANCORP, INC.

         Incorporated in the State of Delaware
         IRS Employer Identification #36-3504665
         Address:   6700 West North Avenue
                    Chicago, Illinois 60707
         Telephone: (773) 622-5000


         Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01; Preferred Stock Purchase Rights.

                  As of Jan. 29, 1999, St. Paul Bancorp, Inc. had 40,795,468 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates as of Jan. 29, 1999, was $846,192,222.(1)

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
                                                 ---

                     Documents Incorporated By Reference:
         PARTS I, II, III, AND IV:

                  Portions of the Annual Report to Shareholders for the fiscal year ended Dec. 31, 1998.

         PART III:

                  Portions of the definitive proxy statement for the 1999 Annual Meeting of Shareholders. Notwithstanding anything to the contrary set forth herein, the Report of the Organizational Planning and Stock Option Committees on Executive Compensation and the Corporate Performance Graph contained in the proxy statement shall not be incorporated by reference.

--------------

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

The information required by the following items are incorporated herein by reference from portions of the registrant's Annual Report to Shareholders at
Exhibit 13 as follows:


                                                                                                  Page Number
         PART I                                                                                  at Exhibit 13
         Item 1   Business                                                                       -------------
                  General.................................................................19-21, 44-45, 71
                  Distribution of Assets, Liabilities and Stockholder's Equity;
                  Interest Rates and Interest Differential...........................................25-26
                  Investment Portfolio...........................................................39, 49-50
                  Loan Portfolio..................................................33-36, 38, 45, 50-52, 64
                  Summary of Loan Loss Experience............................................35-36, 45, 51
                  Deposits..........................................................................25, 54
                  Return on Equity and Assets...........................................................18
                  Short-Term Borrowings..........................................................39, 54-56

         Item 2   Properties............................................................................71

         Item 3   Legal Proceedings...................................................................none

         Item 4   Submission of Matters to a Vote of
                  Security Holders....................................................................none

         PART II

         Item 5   Market for the Registrant's Common Equity and Related
                  Stockholder Matters......................................19, 23, 24, 34, 57-59, 70-73, 76

         Item 6   Selected Financial Data................................................................18

         Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................19-39
         Item 7a  Quantitative and Qualitative Disclosure about
                  Market Risk ........................................................................37-38

         Item 8   Financial Statements and Supplemental Data..........................................40-69

         Item 9   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures.................................................none

         PART III

         Item 10  Directors and Executive Officers of the Registrant....................................74*

         Item 11  Executive Compensation..................................................................*

         Item 12  Security Ownership of Certain Beneficial Owners
                  and Management..........................................................................*

         Item 13  Certain Relationships and Related Transactions..........................................*

         PART IV

         Item 14  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.........................................................................72-73

         * St. Paul Bancorp's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference, other than the sections entitled "Report of the Organizational Planning and Stock Option Committees on Executive Compensation" and "Comparative Performance Graph."

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 22, 1999 on its behalf by the undersigned thereunto duly authorized.

  St. Paul Bancorp, Inc. Joseph C. Scully Chairman and Chief Executive
  Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1999, by the following persons on behalf of the registrant and in the capacities indicated.



  /s/JOSEPH C. SCULLY                            /s/ ALAN J. FREDIAN
  -----------------------------------------      ----------------------------
  Chairman and Chief Executive Officer           Director

  /s/PATRICK J. AGNEW                            /s/ PAUL C. GEAREN
  -----------------------------------------      ----------------------------
  President and Chief Operating Officer          Director

  /s/ROBERT N. PARKE                             /s/ KENNETH J. JAMES
  -----------------------------------------      ----------------------------
  Senior Vice President and Treasurer            Director
  (principal financial officer)
                                                 /s/ JEAN C. MURRAY, O.P.
  /s/PAUL J. DEVITT                              ----------------------------
  -----------------------------------------      Director
  First Vice President and Controller
  (principal accounting officer)                 /s/ANTHONY R. PASQUINELLI
                                                 ----------------------------
                                                 Director
  /s/WILLIAM A. ANDERSON
  -----------------------------------------
  Director                                       /s/JOHN J. VIERA
                                                 ----------------------------
                                                 Director
  /s/JOHN W. CROGHAN
  -----------------------------------------
  Director

EXHIBITS (c)

Financial Statements Filed                                                  Page
--------------------------------------------------------------------------------
St. Paul Bancorp, Inc.
Consolidated Financial Statements ............................................40
Notes to Consolidated Financial Statements ...................................44
Report of Independent Auditors ...............................................69

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted, since the required information is included in the footnotes or is not applicable.
No reports on Form 8-K were filed during the last quarter of 1998.
The following Exhibit Index lists the Exhibits to Annual Report on Form 10-K.

EXHIBIT NUMBER 3
Certificate of Incorporation and Bylaws.
i      Certificate of Incorporation (a).
ii Certificate of Amendment of Certificate of Incorporation of Registrant, dated June 26, 1998.
iii    Bylaws of Registrant, as amended (a).
iv Amendments to Bylaws of Registrant dated as of Dec. 18, 1989, July 18, 1992, Sept. 27, 1993, Oct. 25, 1993 and Feb. 28, 1994, respectively (a).
v      Amendment to Bylaws of Registrant, dated June 22, 1998
EXHIBIT NUMBER 10
Material Contracts.
i     Stock Option Plan, as amended (a)(b).
ii     Amendment to Stock Option Plan dated May 13, 1992 (a)(b).
iii    Amendment to Stock Option Plan dated May 4, 1994 (a)(b).
iv     1995 incentive Plan (a)(b).
v      Amendment to 1995 incentive Plan dated May 6, 1998 (b).
vi     Beverly Bancorporation Stock Option Plan (a)(b).
vii    Beverly Bancorporation 1997 Long-Term Stock incentive Plan (a)(b).
viii Employment Agreements, dated as of Dec. 19, 1994, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick
       J. Agnew, respectively (a)(b).
ix Amendments to Employment Agreements, dated as of May 22, 1995, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).
x Amendments to Employment Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).
xi Amendments to Employment Agreements, dated as of Dec. 31, 1995, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Joseph C. Scully and Patrick J. Agnew, respectively (a)(b).
xii Severance Agreements, dated as of Dec. 21, 1992, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).
xiii Amendments to Severance Agreements, dated as of Dec. 19, 1994, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).

xiv Amendments to Severance Agreements, dated as of May 22, 1995, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).
xv Amendments to Severance Agreements, dated as of Aug. 28, 1995, among St. Paul Bancorp, inc., St. Paul Federal Bank For Savings and Robert N. Parke, Thomas J. Rinella, Donald G. Ross and Clifford M. Sladnick, respectively (a)(b).
xvi St. Paul Federal Bank For Savings Deferred Compensation Trust Agreement, dated April 21, 1987 (a)(b).
xvii First Amendment to Agreement in Trust, dated as of Dec. 31, 1989, by and between St. Paul Federal Bank For Savings and Alan J. Fredian, Michael R. Notaro and Faustin A. Pipal, as trustees (a)(b).
xviii St. Paul Federal Bank For Savings and St. Paul Bancorp, inc. Nonqualified Retirement Plan for Directors, as amended and restated as of January 1, 1999 (b).
xix St. Paul Federal Bank For Savings Supplemental Retirement Plan and Excess Benefit Plan as amended and restated as of January 1, 1999(b).
xx St. Paul Federal Bank For Savings Supplemental Retirement Trust as amended and restated as of December 31, 1998 (b).
xxi St. Paul Bancorp, inc. and St. Paul Federal Bank For Savings Employee Severance Compensation Plan, executed Dec. 20, 1993 (a)(b).
xxii First Amendment to St. Paul Bancorp, inc. and St. Paul Federal Bank For Savings Employee Severance Compensation Plan, executed as of October 26, 1998 (b) .
xxiii  Shareholders Right Plan, dated Oct. 26, 1992 (a).
xxiv indenture and First Supplemental indenture, dated Feb. 11, 1997, between St. Paul Bancorp, inc. and Harris Trust and Savings Bank (a).
xxv indenture dated as of July 1, 1989 between St. Paul Federal Bank For Savings and Bankers Trust Company, Trustee (a).
xxvi Revolving Loan Agreement, dated as of Sept. 15, 1995, between St. Paul Bancorp, inc. and LaSalle National Bank (a).

(a) Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference.
(b) Management contract or compensation plan or arrangement required to be filed as an exhibit.
(c) Copies of the Exhibits will be furnished upon request and payment of the Company's expenses in furnishing the Financial Statement Schedule and Exhibits.

EXHIBIT NUMBER 13 Portions of the 1998 Annual Report to Shareholders

EXHIBIT NUMBER 21 Subsidiaries of Registrant.

EXHIBIT NUMBER 23 Consent of Ernst & Young LLP
                  Consent of Grant Thornton LLP
                  Report of Independent Auditors Grant Thornton LLP

EXHIBIT NUMBER 27 Financial Data Schedule