Form 10-Q
period 1999-03-31
ST PAUL BANCORP INC
filed 1999-05-14
CIK 810578

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

              For the transition period from              to
                                             ------------    ------------

                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.

             (Exact name of registrant as specified in its charter)

          Delaware                                             36-3504665
--------------------------------                           ------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

     6700 W. North Avenue
       Chicago, Illinois                                         60707
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (773) 622-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value - 39,926,093 shares, as of April 30, 1999
----------------------------------------------------------------------

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                    FORM 10-Q
                                      INDEX


PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of March 31, 1999 and December 31, 1998.........................3

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1999 and 1998...............................4

          Consolidated Statements of Stockholders' Equity for the
          Three Months Ended March 31, 1999 and 1998.........................5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998.........................6

          Notes to Consolidated Financial Statements.........................7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................13




PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K..................................40

          Signature Page....................................................41

          Exhibits..........................................................42

-------------------------------------------------------------------------------
ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                  Mar. 31,           Dec. 31,
Dollars in thousands                                1999              1998
-------------------------------------------------------------------------------



ASSETS:

  Cash and cash equivalents

     Cash and amounts due from
        depository institutions                 $   138,577        $   128,958
     Federal funds sold and interest-
        bearing bank balances                       117,018             83,300
     Short-term cash equivalent securities           69,902            227,062
                                                -------------------------------
     Total cash and cash equivalents                325,497            439,320

  Investment securities
        (Market: Mar. 31, 1999-$220,073;
           Dec. 31, 1998-$214,227)                  219,711            213,882
  Mortgage-backed securities
        (Market: Mar. 31, 1999-$609,267;
           Dec. 31, 1998-$525,774)                  606,829            522,423
  Securities due from brokers
       (Market:  Dec. 31, 1998-$79,679)                   -             79,679
  Loans receivable (Net of allowance
     for loan losses:
        Mar. 31, 1999-$40,303; Dec. 31,
        1998-$40,423)                             4,564,713          4,477,581
  Loans held for sale, at lower of cost
     or market
        (Market: Mar. 31, 1999-$33,857;
           Dec. 31, 1998-$66,241)                    33,537             65,354
  Accrued interest receivable                        34,429             35,048
  Foreclosed real estate (Net of allowance
     for losses:
        Mar. 31, 1999-$155; Dec. 31, 1998-$155)         814              1,942
  Real estate held for development or investment      9,712             12,552
  Investment in Federal Home Loan Bank stock         70,304             66,304
  Office properties and equipment                    74,074             75,020
  Prepaid expenses and other assets                  40,866             45,011
                                                ------------------------------
Total Assets                                    $ 5,980,486        $ 6,034,116
                                                ==============================


LIABILITIES:
  Deposits                                      $ 3,805,457        $ 3,894,971
  Short-term borrowings                             319,705            395,318
  Long-term borrowings                            1,255,414          1,125,361
  Advance payments by borrowers for
     taxes and insurance                             12,790             14,484
  Other liabilities                                  90,580             94,058
                                                ------------------------------
  Total Liabilities                               5,483,946          5,524,194


COMMITMENTS

STOCKHOLDERS' EQUITY:

  Preferred stock (par value $.01 per share:
     authorized-10,000,000 shares; none issued)           -                  -

  Common stock (par value $.01 per share:
     Authorized: 80,000,000 shares;
     Issued: Mar. 31, 1999-41,580,589 shares;
     Dec. 31, 1998-41,592,023 shares;
     Outstanding: Mar. 31, 1999-39,861,186
     shares; Dec. 31, 1998-40,724,824 shares)           416                416
  Paid-in capital                                   158,880            158,764
  Retained income, substantially restricted         370,719            363,931
     Accumulated other comprehensive income:
        Unrealized gain on securities net
        of taxes ($1,056 at Mar. 31, 1999
        and $1,234 at Dec. 31, 1998)                  1,669              2,138
     Treasury stock (Mar. 31, 1999-1,719,403
        shares; Dec. 31, 1998-867,199 shares)       (35,144)           (15,325)
                                                ------------------------------
  Total stockholders' equity                        496,540            509,924
                                                ------------------------------
Total Liabilities and Stockholders' Equity      $ 5,980,486        $ 6,034,116
                                                ==============================

See notes to consolidated financial statements.

  ST. PAUL BANCORP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)      Three months ended
                                                          March 31,
                                                ------------------------------
  Dollars in thousands except per share amounts     1999              1998
  ----------------------------------------------------------------------------

  INTEREST AND DIVIDEND INCOME:
     Loans receivable                           $    79,915        $    67,766
     Mortgage-backed securities/securities
        due from brokers                             10,238             15,169
     Taxable investment securities                    4,198              6,385
     Nontaxable investment securities                   541                397
     Equity investment securities                     1,335                898
                                                ------------------------------
        Total interest income                        96,227             90,615

  INTEREST EXPENSE:
     Deposits                                        34,947             38,509
     Short-term borrowings                            4,607              3,641
     Long-term borrowings                            15,073              9,233
                                                ------------------------------
        Total interest expense                       54,627             51,383
                                                ------------------------------
        Net interest income                          41,600             39,232
     Reversal of provision for loan losses                -               (320)
                                                ------------------------------
        Net interest income after provision
           for loan losses                           41,600             39,552

  OTHER INCOME:
     Loan servicing fees                                101                179
     Deposit fee income                               4,856              5,444
     ATM operations                                   2,992              2,853
     Gain on loan sales                                 339              1,247
     Gain on securities sales                             -                 46
     Discount brokerage commissions                   1,825              1,695
     Income from real estate operations               1,274              1,309
     Insurance and annuity commissions                  815                664
     Trust revenues                                     610                613
                                                ------------------------------
        Total other income                           12,812             14,050

  GENERAL AND ADMINISTRATIVE EXPENSE:
     Salaries and employee benefits                  16,250             18,368
     Occupancy, equipment and other
        office expense                               11,050              9,849
     Advertising                                      1,728              1,704
     Federal deposit insurance                          719                726
     Other                                            2,860              2,681
                                                ------------------------------
        General and administrative expense           32,607             33,328
     Loss on foreclosed real estate                    (116)               (36)
                                                ------------------------------
        Income before income taxes                   21,689             20,238
     Income tax expense                               6,878              6,391
                                                ------------------------------
           NET INCOME                           $    14,811        $    13,847
                                                ==============================

  NET INCOME  PER SHARE:
     Basic                                      $      0.37        $      0.35
     Diluted                                           0.36               0.33
                                                ==============================

  DIVIDENDS PER SHARE                           $      0.20        $      0.10
                                                ==============================



  See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                  Borrowings  Unearned
                                                                                       By     Employee
                                                                      Accumulated   Employee   Stock
                                Common Stock                             Other        Stock    Option                 Total
                                ------------      Paid-in   Retained  Comprehsive    Option     Plan     Treasury  Stockholders'
                              Shares     Amount   Capital    Income     Income        Plan     Shares     Stock      Equity
                           ---------------------------------------------------------------------------------------------------------
Dec. 31, 1997                40,337,423   $415   $152,353   $354,797    $2,680      $ (221)   $(2,858)  $ (20,835)  $  486,331

Comprehensive Income:
Net Income                            -      -          -     13,847         -           -          -           -       13,847

Change in unrealized gain
on securities (net of tax
of $121)                              -      -          -          -      (320)          -          -           -         (320)
                                                                                                                    ----------
Comprehensive Income                                                                                                    13,527

Issuance of common stock        114,739      -        295          -         -           -          -       1,352        1,647
Cash Dividends $0.10
  per share)                          -      -          -     (3,908)        -           -          -           -       (3,908)

Repayment of ESOP
Principal                             -      -          -          -         -          50          -           -           50
                           ---------------------------------------------------------------------------------------------------
March 31, 1998               40,452,162   $415   $152,648   $364,736    $2,360      $ (171)   $(2,858)  $  (9,483)  $  497,647
                           ===================================================================================================


Dec. 31, 1998                40,724,824   $416   $158,764   $363,931    $2,138      $    -    $     -   $ (15,325)  $  509,924

Comprehensive Income:
Net Income                            -      -          -     14,811         -           -          -           -       14,811

Change in unrealized
gain on securities (net
of tax of $178)                       -      -          -          -      (469)          -          -           -         (469)
                                                                                                                    ----------
Comprehensive Income                                                                                                    14,342

Issuance of common stock        158,362      -        116          -         -           -          -       2,479        2,595
Cash Dividends ($0.20
per share)                            -      -          -     (8,023)        -           -          -           -       (8,023)

Treasury Stock Purchases     (1,022,000)     -          -          -         -           -          -     (22,298)     (22,298)
                           ---------------------------------------------------------------------------------------------------
March 31, 1999               39,861,186   $416   $158,880   $370,719    $1,669      $    -    $     -   $ (35,144)  $  496,540
                           ===================================================================================================


See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  Three months ended Mar. 31
Dollars in thousands                                1999              1998
                                                ------------------------------

OPERATING ACTIVITIES
Net income                                      $    14,811        $    13,847
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Reversal of provision for loan losses                -               (320)
     Provision for depreciation                       2,507              2,546
     Decrease (increase) in assets held for sale     31,817            (14,882)
     Decrease (increase) in accrued
        interest receivable                             619             (1,083)
     Decrease in prepaid expenses and
        other assets                                  4,145                393
     Decrease in other liabilities                   (3,478)            (3,172)
     Net amotization of yield adjustments             2,169             (2,079)
     Other items, net                                   274             (4,193)
------------------------------------------------------------------------------
  Net cash provided (used) by
    operating activities                             52,864             (8,943)
------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in loans receivable                        (89,569)           (79,144)
Principal repayments on available for
  sale mortgage-backed securities                    44,260             57,675
Principal repayments on held to maturity
  mortgage-backed securities                         42,117             40,856
Purchase of available for sale mortgage
  backed securities                                 (90,984)           (19,650)
Sale of available for sale mortgage
  backed securities                                       -              9,470
Maturities of available for sale
  investment securities                              68,005             26,518
Maturities of held to maturity
  investment securities                                 125                180
Purchase of available for sale
  investment securities                             (53,043)           (94,390)
Purchase of held to maturity investment
  securities                                        (21,900)                 -
Sale of available for sale investment
  securities                                              -                500
Additions to real estate                               (402)            (1,895)
Real estate sold                                      4,812              2,571
Purchase of Federal Home Loan Bank stock             (4,000)              (546)
Additions to office properties and equipment         (1,619)            (4,773)
Sale of office properties and equipment                  58                  1
------------------------------------------------------------------------------
  Net cash used by investing activities            (102,140)           (62,627)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in deposits                                (89,514)           (39,926)
New long-term borrowings                            205,000             25,000
Repayment of long-term borrowings                   (25,000)                 -
Increase (decrease) in short-term
  borrowings, net                                  (125,613)            73,679
Dividends paid to stockholders                       (8,023)            (3,908)
Net proceeds from issuance of common stock            2,595              1,647
Purchase of treasury stock                          (22,298)                 -
Decrease in advance payments by borrowers
  for taxes and insurance                            (1,694)            (1,569)
------------------------------------------------------------------------------
  Net cash provided by (used by)
    financing activities                            (64,547)            54,923
------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS              (113,823)           (16,647)
Cash and cash equivalents at beginning
  of period                                         439,320            238,133
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   325,497        $   221,486
==============================================================================

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid on deposits                            40,649             38,373
Interest paid on borrowings                          21,915             16,341
Income taxes paid, net                                1,512                210
Real estate acquired through foreclosure                621                688
Loans originated in connection with real estate
   acquired through foreclosure                           -                  -

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc., St. Paul Financial Development Corporation and St. Paul Trust Company. The financial statements of the Bank include the accounts of its subsidiaries.

On July 1, 1998, the Company completed a merger with Beverly Bancorporation, Inc. that was accounted for as a pooling-of-interests. As a result, all financial statements and analyses have been restated on a historical basis. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - GENERAL" for further details. The following table shows condensed statements of operations for the separate companies for the three-month period ended March 31, 1998. The merger was completed on July 1, 1998.

                                    For three months ended
                                      March 31, 1998
                                 Beverly   St. Paul  Combined
                                -----------------------------
Interest income                  $11,704   $78,911   $90,615
Interest expense                   5,463    45,920    51,383
                                -----------------------------
Net interest income                6,241    32,991    39,232
Provision (reversal) of
  loan losses                        180      (500)     (320)
                                -----------------------------
Net interest income after
  provision for loan losses        6,061    33,491    39,552
Other operating income             2,494    11,556    14,050
Other operating expense            6,075    27,253    33,328
Loss from foreclosed
  real estate                        ( 2)      (34)      (36)
                                -----------------------------
Net operating income               2,478    17,760    20,238
Income taxes                         769     5,622     6,391
                                -----------------------------
Net income                       $ 1,709   $12,138   $13,847
                                =============================


3. At March 31, 1999, the Company had the following outstanding commitments to originate loans (dollars in thousands):

           1-4 Family Mortgage Loans            $   115,524

           Commercial and Commercial Real
             Estate Loans                            27,232
           Consumer Loans                             7,340
           Unused Lines of Credit                   132,727

The Bank had commitments to purchase 1-4 family adjustable rate mortgage loans of $29.5 million scheduled to close in the second quarter of 1999. The Bank also had commitments to purchase $70.0 million of adjustable rate mortgage-backed securities that are also scheduled to close in the second quarter of 1999.

The Company anticipates funding these origination commitments with cash flows from operations and incremental borrowings as necessary.

The Company had forward contracts at March 31, 1999, to sell $27.2 million of 1-4 family mortgage loans. The consolidated financial statements contain market value losses, if any, related to these contracts.

At March 31, 1999, the Company has outstanding $8.1 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other commercial customers to various counties and villages as a performance guarantee for land development and improvements.

4. The following table sets forth the computation for basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                      Three months ended
                                   ------------------------
                                       1999         1998
                                   ------------------------
Net Income                         $    14,811  $    13,847
===========================================================

Denominator for basic
     earnings per share-
     weighted average shares        40,411,343   40,050,940

Effect of diluted securities:
     Stock options issued to
     employees and directors         1,059,300    1,425,946
-----------------------------------------------------------
Denominator for diluted
     earnings per share-
     adjusted weighted
     average shares and
     assumed conversions            41,470,643   41,476,886
===========================================================

Net Income per share:
     Basic                         $      0.37  $      0.35
===========================================================

     Diluted                       $      0.36  $      0.33
===========================================================


5. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption does not impact the primary financial statements.

         The Company operates many different businesses in the financial services sector. For Segment Reporting, the Company has organized these businesses into four distinct segments.

         In the segment reporting process, balance sheets are created for each segment, allocating assets, liabilities and equity based on the business lines contained in the segment. The development of the balance sheets for each segment also includes the effects of allocations of capital using a risk-adjusted method, and the balances allocated from a central funding center in connection with internal transfer pricing. The "eliminations" category adjusts for the consolidated effects of the internal allocations.

         An Internal ("transfer") pricing mechanism is used to value financial assets and liabilities for each segment. Market yield curves are used to assign rates to various balance sheet items that result in a funding charge and/or credit to the segment. Because this is an internal funding system, the resulting charge or credit is eliminated in interest income/expense.

         First Quarter 1998 results for Beverly Bancorp are included in the segment report.

CONSUMER FINANCIAL SERVICES This segment includes the following business activities: the branch network and other deposit gathering support services of the Bank, discount brokerage (Investment Network, Inc.), insurance agency (Annuity Network, Inc. and St. Paul Federal Insurance Agency, Inc.), ATM operations (ATM Connection, Inc.), and trust services ( St. Paul Trust Co. ).

COMMERCIAL AND MULTIFAMILY LENDING This segment is comprised of the multifamily, commercial real estate, and business lending portfolios and related activities of the Bank, activities of the real estate development company (St. Paul Financial Development), and investments in low-income housing with tax credits (Community Finance Corp.).

COMMUNITY LENDING This segment includes the company originated 1-4 family loan portfolio including MBS swaps and gains on sales, all consumer loan activities, loan originations and gains on sales from mortgage brokerage (Serve Corps), and loan servicing for these portfolio loans and loans sold with servicing retained.

MONEY MANAGEMENT This segment is comprised of the wholesale acquisitions of 1-4 family mortgage portfolios, investment portfolios, wholesale financing activities, internal funds transfer pricing allocations, holding company activities and tax management.

FINANCIAL RESULTS:  FOR THREE MONTHS ENDED MARCH 31, 1999
=========================================================
Dollars in Thousands

                 Consumer     Commercial/                                             Consolidated
                Financial     Multifamily   Community       Money                       Financial
                 Services      Lending        Lending        Mgmt.          Elim.      Statements
                ----------    ----------    ----------    ----------    -----------    ----------
Interest
Income          $   57,665    $   21,350    $   29,252    $   70,987    $   (83,027)   $   96,227

Interest
Expense             37,153        15,470        22,601        62,430        (83,027)       54,627
                ----------    ----------    ----------    ----------    -----------    ----------

Net Interest
 Income             20,512         5,880         6,651         8,557              0        41,600

Provisions               0             0             0             0              0             0

NII After
Provisions          20,512         5,880         6,651         8,557              0        41,600

Other Income        11,104         1,094           396           219              0        12,812

Other Expense       25,053         1,954         4,757           843              0        32,607
                ----------    ----------    ----------    ----------    -----------    ----------

Net Operating
Income               6,562         5,020         2,290         7,933              0        21,805

REO                      0             0           116             0              0           116

Income               6,562         5,020         2,174         7,933              0        21,689
Before Tax

Income Taxes         2,577         1,820           865         1,616              0         6,878
                ----------    ----------    ----------    ----------    -----------    ----------

Net Income      $    3,985    $    3,200    $    1,309    $    6,317    $         0    $   14,811
                ==========    ==========    ==========    ==========    ===========    ==========
ACTUAL
ASSETS          $4,242,026    $1,167,559    $1,651,789    $4,623,623    $(5,704,510)   $5,980,486
                ==========    ==========    ==========    ==========    ===========    ==========

FINANCIAL RESULTS:  FOR THREE MONTHS ENDED MARCH 31, 1998
=========================================================
Dollars in Thousands

                 Consumer     Commercial/                                             Consolidated
                Financial     Multifamily   Community       Money                       Financial
                 Services      Lending        Lending        Mgmt.          Elim.      Statements
                ----------    ----------    ----------    ----------    -----------    ----------
Interest
Income          $   60,344    $   25,728    $   29,509    $   54,824    $   (79,790)   $   90,615

Interest
Expense             41,151        17,356        23,635        49,032        (79,790)       51,383
                ----------    ----------    ----------    ----------    -----------    ----------

Net Interest
 Income             19,193         8,373         5,874         5,792              0        39,232

Provisions               0          (242)          (25)          (52)             0          (320)

NII After
Provisions          19,193         8,615         5,900         5,844              0        39,552

Other Income        11,189         1,005         1,582           273              0        14,050

Other Expense       24,083         2,440         5,299         1,506              0        33,328
                ----------    ----------    ----------    ----------    -----------    ----------

Net Operating
Income               6,300         7,180         2,183         4,611              0        20,274

REO                      0            36             0             0              0            36

Income               6,300         7,144         2,183         4,611              0        20,238
Before Tax

Income Taxes         2,384         2,491           785           731              0         6,391
                ----------    ----------    ----------    ----------    -----------    ----------

Net Income      $    3,915    $    4,653    $    1,398    $    3,880    $         0    $   13,847
                ==========    ==========    ==========    ==========    ===========    ==========

ACTUAL
ASSETS          $4,186,203    $1,240,951    $1,611,607    $3,275,762    $(5,023,352)   $5,291,171
                ==========    ==========    ==========    ==========    ===========    ==========

The $2.5 million decline in the Commercial Lending segment's net interest income was due primarily to a significant compression in the segment's net interest spread. The average yield on the portfolio declined along with lower mortgage market rates; meanwhile, the average internal transfer funding rate declined much less. The Company uses the Federal Home Loan Bank yield curve for internal transfer pricing; this curve generally follows the treasury yield curve movements. Also contributing to the decline in net interest income was a $62 million decline in average interest earning asset balances.


The $2.8 million increase in net interest income for the Money Management Segment was due to the Bank's leveraging strategy. This segment purchases whole loans. Average interest earning asset balances increased $657 million, while average borrowings increased $577 million. The segment was able to replace higher cost FHLB advances with lower cost advances, resulting in a 36 basis point decline in the average cost of funds, while maintaining the average yield on interest earning assets.

6. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. This Statement provides a standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, Management does not anticipate that this new Statement will have significant impact on earnings or the financial position of the Company. However, the Statement is complex and defines derivatives broadly and will require an extensive accounting analysis to determine if the Bank's instruments and contracts are subject to the Standard.

7. In 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity - An amendment of FASB No. 65." This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(i.e., trading, available for sale, or held to maturity). This Statement does not have a material impact on the Bank's existing operations.

8. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs related to developing, obtaining, modifying and/or implementing internal use software. The implementation of this SOP should not have a material impact on the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

GENERAL
-------

         St. Paul Bancorp, Inc. (the "Company") is the holding company for
St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At March 31, 1999, the Company had nearly $6.0 billion in total assets.

         On July 1, 1998, the Company merged with Beverly Bancorporation, Inc. ("Beverly"), the bank holding company of Beverly National Bank. Beverly National Bank, with total assets of $705 million at June 30, 1998, operated 12 branches primarily in the south and southwestern suburbs of Chicago. The Company issued
1.063 shares of its common stock in exchange for each outstanding common share of Beverly. The merger was accounted for as a pooling-of-interests transaction. Accordingly, the Company has restated all financial information and analyses to incorporate Beverly's results on a historical basis.

         At March 31, 1999, the Bank's branch network consisted of 61 locations, including the twelve Beverly locations. The network included freestanding branches, banking offices located in grocery supermarkets and two "Money Connection Centers."(1) The Bank will close two other in-store banking offices in the second quarter of 1999 when the grocery stores in which they are located also close. The Bank will combined the operations of these locations with nearby branches.

         The Bank also operates one of the largest networks of automated teller machines ("ATMs") in the Chicagoland area with approximately 550 machines. This network includes approximately 250 ATMs located in White Hen Pantry convenience

----------------
(1) The Bank's two Money Connection Centers were opened in late 1997 and early 1998. These locations were designed to leverage a smaller space by combining self-service banking options with branch personnel to deliver a full line of banking services.

stores and additional ATMs in grocery stores, gas stations, and other convenience stores. See "RESULTS OF OPERATIONS" for further discussion of ATM operations.

         Both the Company and the Bank operated other wholly owned financial services companies in 1999, including Investment Network, Inc., Annuity Network, Inc., SPF Insurance Agency, Inc., St. Paul Financial Development Corporation ("SPFD"), Serve Corps Mortgage Corporation ("Serve Corps"), ATM Connection, Inc., and St. Paul Trust Company. At March 31, 1999, customers maintained $749 million of investments through Investment Network, Inc. and $350 million of annuity contracts through Annuity Network, Inc. SPFD is a residential and commercial land development company focused in the greater Chicagoland area, providing both equity and debt financing for real estate development projects. At March 31, 1999, SPFD had $21.4 million in real estate equity and financing investments. Serve Corps originates 1-4 family residential mortgages primarily for sale, with servicing released, to third party investors. The Bank purchases loans for its portfolio from Serve Corps. During 1999, Serve Corps originated $92 million of 1-4 family loans, including $70 million of loans originated for the Bank's portfolio. ATM Connection, Inc. owns and operates the ATM network of the Bank. St. Paul Trust Company (formerly known as Beverly Trust Company) provides a variety of trust and fund management services to customers and at March 31, 1999 had $346 million of assets under management. St. Paul Trust Company was acquired as part of the Beverly merger in 1998.


         In general, the business of the Bank is to reinvest deposits collected from branch facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial loans. The Bank's 1-4 family residential mortgage products are originated through its mortgage brokerage operations, retail banking offices, and telephone banking facility. The Bank eliminated its 1-4 family correspondent lending unit in 1998. The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile, and credit card loans through the retail banking offices. During the first three months of 1999, the Bank (including Serve Corps) originated $131 million of 1-4 family loans, including home equity/line of credit loans, and $6 million of other consumer loans. These amounts include loans originated and sold to third party investors.

         The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and commercial real estate, as well as other commercial loan products. During the first quarter of 1999, the Bank originated $128 million of commercial and commercial real estate loans. The commercial real estate loan portfolio is mainly comprised of loans secured by multifamily real estate. In addition to multifamily real estate, a small portion of the Bank's commercial real estate portfolio is secured by industrial, retail, and office properties. The Bank acquired a commercial lending department and commercial and commercial real estate loan portfolio of approximately $188 million in connection with the Beverly merger. Most of Beverly's commercial loan portfolio was secured by real estate. At March 31, 1999, approximately $47 million of commercial and commercial real estate portfolio included other commercial loans, such as business lines of credit, term loans, letters of credit, equipment lease financing, municipal financing, overdrafts, receivable financing, SBA loans, and agricultural loans. During the first quarter of 1999, the Bank originated $2.5 million of these types of commercial loans. This commercial loan portfolio is primarily located in Illinois and Indiana. In recent years, the Bank made commercial real estate loans only in specific Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank resumed its nationwide commercial real estate lending program in selected markets, to help offset repayments in its existing portfolio. See "CREDIT RISK MANAGEMENT" for further details.

         To grow earning assets and offset the heavy loan prepayments in excess of loan originations, the Bank has actively purchased 1-4 family adjustable rate whole loans for its portfolio. During 1998, the Bank purchased over $1.6 billion of 1-4 family adjustable rate loans, and during the first quarter of 1999, the Bank purchased $247 million of 1-4 family whole loans. Management expects to use loan purchases in 1999 to continue to build assets and offset a reduced but continued high level of loan repayments. The Bank also invests in mortgage-backed securities ("MBS"), federal, state, municipal and corporate debt securities and other equity securities. The Bank assumed a state, municipal and corporate bond portfolios from Beverly. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM"). Unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

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

         Changes in real estate market values also affect the Bank's earnings. As changes occur in interest rates, the forces of supply and demand for real estate, and the economic conditions of real estate markets, the risk of actual losses in the Bank's loan portfolio will also change. Changing economic conditions, market interest rates, and the overall business environment could also affect the risk of actual loss in the Bank's commercial loan portfolio.

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

Factors that could affect the actual results include but are not limited to: i) general market rates, ii) changes in market interest rates and the shape of the yield curve, iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Company's loan and investment portfolios, viii) demand for loan products,
ix) the level of loan and MBS repayments, x) deposit flows, xi) competition,
xii) demand for financial services in the Company's markets, xiii) changes in accounting principles, policies or guidelines, xiv) greater than expected operational difficulties, customer service problems and unanticipated cost overruns related to the integration of the business of Beverly and systems conversions, xv) unanticipated costs or expenses, and xvi) projections of capital expenditures and costs associated with correction and testing of systems in connection with the Year 2000 issue. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

STATEMENT OF FINANCIAL CONDITION
--------------------------------
                  St. Paul Bancorp reported total assets of $5.98 billion at March 31, 1999, a $53.6 million decrease over total assets reported at Dec. 31, 1998. Most of the decline in total assets resulted from an $113.8 million decrease in cash and cash equivalent balances. Higher loans receivable of $87.1 million partly offset this decline. On the liability side, deposit balances shrank by $89.5 million, while borrowing balances were up by $54.4 million.

                  Cash and cash equivalents totaled $325.5 million at March 31, 1999 compared to $439.3 million at year-end 1998.(2)

                  Investment securities comprised of U.S. Treasury and agency debt securities, municipal and corporate bonds and other marketable equity securities, totaled $219.7 million at March 31, 1999, as compared to $213.9 million at December 31, 1998. At March 31, 1999, 96 percent of the Company's investment securities were classified as AFS as compared to 95 percent at December 31, 1998. The Company recorded an unrealized gain on AFS investment securities of $1.7 million at the end of the first quarter 1999, and $2.5 million at December 31, 1998.

                  MBS totaled $606.8 million at March 31, 1999, compared to $602.1 million at the end of 1998.(3) MBS repayments received during the first quarter, partly offset by the purchase of $91 million of securities produced the slight decline in balances. The weighted average yield on the MBS portfolio declined 6 basis points to 6.65 percent at March 31, 1999 from 6.71 percent at year-end 1998. The repayment of higher rate MBS and the purchase of the new securities at a weighted average rate less than the rate on the entire portfolio primarily generated the slight decline in the weighted average yield. Approximately 63 percent of the MBS portfolio is classified as AFS, and at March 31, 1999, the Company reported an unrealized gain on its AFS MBS of $1.0 million compared to an unrealized gain of $740,000 at December 31, 1998.


------------------
(2)  See "CASH FLOW ACTIVITY" for further details.
         --------------------

(3) At December 31, 1998 MBS includes $79.8 million of MBS classified as securities due from brokers.

                  Net loans receivable rose $87.1 million to $4.6 billion at March 31, 1999, up from $4.5 billion at December 31, 1998. The purchase of $247.2 million of whole loans and loans originated for portfolio produced the increase in loans receivable balances. While loan repayment activity has remained high over the past several quarters the amount of repayments experienced in the first quarter of 1999 has declined from the levels experienced in the third and fourth quarters of 1998. The weighted average loan yield declined 3 basis points to 7.11 percent at March 31, 1999 from 7.14 percent at the end of 1998. The repayment of higher rate loans and the purchase and origination of lower rate loans has led to the continued trend of a declining weighted average loan rate. While level of repayments experienced in the first quarter of 1999 was still high, the level was lower than the third and fourth quarters of 1998.

                  Loans held for sale decreased $31.8 million during the first quarter of 1999 to $33.5 million at March 31, 1999. A decrease, as compared to the fourth quarter 1998, in the loans originated by Serve Corps, the Bank's mortgage loan brokerage subsidiary, and an increase in the amount of loans purchased from Serve Corps by the Bank for its own portfolio caused the decrease in loans classified as held for sale. Loans originated by Serve Corps are either classified as held for sale (and sold to third parties) or originated for the Bank's portfolio.

                  Deposits declined $89.5 million during the first three months of 1999 to total $3.8 billion at March 31, 1999. Lower CD balances of $73.7 million largely produced the decline in deposits. A decline in checking account balances also contributed to the decrease. The weighted average deposit rate decreased by 14 basis points over the first three months of 1999 to 3.64 percent. A decline in the weighted average rate paid on CD balances and a decline in average CD balances, the highest-cost deposit product, mostly caused this decrease in the weighted average rate.

                  Total borrowings, which include FHLB advances, totaled $1.6 billion at March 31, 1999 or $54.4 million higher than at December 31, 1998. The Company has used borrowing balances as a source of funds for whole loan purchases and to fund net deposit outflows. The weighted average rate paid on borrowings declined 4 basis points to 5.33 percent at March 31, 1999 from December 31, 1999. See "CASH FLOW ACTIVITY" for further discussion.

                  Stockholders' equity of the Company totaled $496.5 million ($12.46 per share outstanding) at March 31, 1999, down $13.4 million from year-end 1998. The decrease in stockholders' equity during the first quarter of 1999 was largely due to the Company's common stock repurchase program. During the first three months of 1999, the Company spent $22.3 million to repurchase 1,022,000 shares of its common stock. See "CASH FLOW ACTIVITY - HOLDING COMPANY" for further details. In addition, the payment of $8.0 million of quarterly dividends to shareholders also contributed to the decrease in stockholders' equity. These decreases were partly offset by net income for the first quarter of $14.8 million and $2.6 million of capital provided by the exercise of employee stock options. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

                  See "CREDIT RISK MANAGEMENT" for discussion of foreclosed real estate balances.

CAPITAL
-------

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

As of March 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

                  As of March 31, 1999 and December 31, 1998, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios
(4) as set forth in the table below.



------------------
(4) Under separate OTS regulations, the Bank is required to maintain minimum capital level ratios of core and tangible capital to adjusted assets and total regulatory capital to risk-weighted assets. At March 31, 1999, the Bank's tangible and core capital ratio of 7.69 percent and risk-based capital of 15.50 percent exceed required capital levels.

  The Bank's actual amounts and ratios are also presented in the following table:

                                                                            To Be Well
                                                                        Capitalized Under
                                                    For Capital          Prompt Corrective
                                  Actual         Adequacy Purposes:     Action Provisions:
                             ---------------    --------------------    ------------------
Dollars in thousands           Amount  Ratio       Amount     Ratio       Amount     Ratio
As of Mar. 31, 1999

 Total Capital
  (to Risk Weighted Assets)  $ 489,042 15.50%   >$  252,445   >8.00%    >$  315,556 >10.00%
                                                -             -         -           -
 Tier I Capital
  (to Risk Weighted Assets)  $ 449,588 14.25%   >$  126,222   >4.00%    >$  189,334 > 6.00%
                                                -             -         -           -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 449,588  7.69%   >$  233,954   >4.00%    >$  292,442 > 5.00%
                                                -             -         -           -

As of December 31, 1998

 Total Capital
  (to Risk Weighted Assets)  $ 486,590 15.62%   >$  249,195   >8.00%    >$  311,494 >10.00%
                                                -             -         -           -
 Tier I Capital
  (to Risk Weighted Assets)  $ 447,635 14.37%   >$  124,597   >4.00%    >$  186,896 > 6.00%
                                                -             -         -           -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 447,635  7.62%   >$  234,935   >4.00%    >$  293,668 > 5.00%
                                                -             -         -           -

     Both the ratio of total capital to risk weighted assets and Tier I capital to risk weighed assets declined slightly over the first three months of 1999. An increase in risk weighted assets, partly offset by a small increase in the level of capital, produced the lower ratio. The ratio of Tier I capital to regulatory assets increased by 7 basis points, largely due to an increase in Tier I capital. While the capital of the Company declined during the first quarter, mainly due to the stock repurchase program, the capital levels of the Bank have increased slightly.

     The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at Mar. 31, 1999:

                                                               Mar. 31,
Dollars in thousands                                             1999
------------------------------------------------------------------------
Stockholders' equity of the Company                           $  496,540
Less: capitalization of the Company
      and non-Bank subsidiaries                                  (44,296)
------------------------------------------------------------------------
Stockholder's equity of the Bank                                 452,244
Less: unrealized gain on
      available for sale securities                               (1,290)
Less: investments in non-includable
      subsidiaries                                                  (585)
Less: intangible assets and other non-includable assets             (781)
------------------------------------------------------------------------
Tangible and core capital                                        449,588
Plus: allowable GVAs                                              39,454
------------------------------------------------------------------------

Risk-based capital                                            $  489,042
========================================================================


         Under the Federal Deposit Insurance Corporation Improvement Act, the OTS published regulations to ensure that its risk-based capital standards take adequate account of concentration of credit risk, risk from nontraditional activities, and actual performance and expected risk of loss on multifamily mortgages. These rules allow the regulators to impose, on a case-by-case basis, an additional capital requirement above the current requirements where an institution has significant concentration of credit risk or risks from nontraditional activities. The Bank is currently not subject to any additional capital requirements under these regulations.

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

         Regulatory rules currently impose limitations on all capital distributions by savings institutions, including dividends, stock repurchase and cash-out mergers. Under current OTS capital distribution regulations, as long as the Bank meets the OTS capital requirements before and after the payment of dividends and meets the standards for expedited treatment of applications (including having certain regulatory composite, compliance and Community Reinvestment Act ratings), the Bank may pay dividends to the Company without prior OTS approval equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has the discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and must be given 30 days' advance notice of all capital distributions during which time it may object to any proposed distribution.

         During 1999, the Bank plans to pay dividends to the Company equal to 100 percent of Bank's prior quarter's net income.

CASH FLOW ACTIVITY
------------------

                  Cash and cash equivalent balances at March 31, 1999 totaled $325.5 million, down $113.8 million from December 31, 1998. During the first three months of 1999, the major sources of funds included new borrowings, loan and MBS repayments, and a decrease in the amount of loans held for sale. The Company's major uses of funds included purchases and origination of loans for portfolio, purchases of MBS, funding net deposit outflows, and the repurchase of Company common stock.

                  As part of Management's strategy to expand interest earning assets, the Company purchased $247 million of whole 1-4 family loans during the first three months of 1999. These purchases, along with loans originated for portfolio, accounted for the $89.6 million net increase in loans receivable balance and were a major use of funds during the first quarter of 1999. (5) Loan repayments partly offset these increases. Loan repayments during the first quarter of 1999 were approximately $394 million. The low interest rate environment has produced a significant amount of repayment activity in the Company's loan portfolio. While the amount of repayments in the first quarter was high in historical terms, the level has decreased from the amount of loan repayments experienced in the third and fourth quarters of 1998. In comparison, whole loan purchases in 1998 generally produced the $79 million net increase in loans receivable in the first quarter of 1998.

                  During the first quarter of 1999, the Company also used funds to purchase $90 million of MBS. This purchase was partly offset by the repayment in the MBS portfolio totaling $86.4 million. In comparison, during the first quarter of 1998, the Company purchased no new MBS and received $98.5 million of MBS repayments.

                  A $31.8 million decrease in assets held for sale was also a source of funds during the first quarter of 1999. The decrease in assets held for sale was largely due to a decrease in the originations volumes at Serve Corps, the Bank's mortgage loan broker subsidiary. In addition, the Bank increased the amount of Serve Corps' production purchased for its own subsidiary. In comparison, during the first three months of 1998, the amount of assets held for sale increased by $14.9 million. The Bank purchased the operations of Serve Corps during January of 1998, resulting in the increase in assets held for sale during the first quarter of 1998.

                  New borrowings were a significant source of funds during the first three months of 1999. During the first quarter, the Company increased net borrowing balances by $45.6 million, with most of the increase occurring in long-term borrowings. These new borrowings replaced other short-term borrowings, and provided liquidity for asset growth and net deposit outflows. During the first three months of 1998, the Company increased borrowing balances by $98.7 million, largely to fund whole loan acquisitions.

                  During the first quarter of 1999, the Company also funded an $89.5 million net outflow in deposits. Most of the decline in deposit balances occurred in CD products. The Company has lowered the offering rates on new CD products in response to market conditions and in an effort to lower its cost of funds. In comparison, deposit balances declined by $39.9 million during the same three month period in 1998.

                  The Company also used $22.3 million of funds during the first three months of 1999 to repurchase over 1 million shares of its own common stock. These repurchases were part of a share repurchase program announced in January 1999. See "HOLDING COMPANY LIQUIDITY" following for further details. The Company made no similar repurchases during the first three months of 1998.

Holding Company Liquidity. At March 31, 1999, the holding company had $77.3 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of less than 90 days. In addition, the Company had $34.5 million of investment securities classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At March 31, 1999, no funds have been borrowed under this agreement.

                  Sources of liquidity for St. Paul Bancorp during the first three months of 1999 included $12.6 million of dividends from the Bank and $561,000 in dividends from the holding company's other subsidiaries. Uses of holding company


------------------
(5)  See "CREDIT RISK MANAGEMENT" for further details.

liquidity during the first quarter of 1999 included $22.3 million to repurchase shares of common stock, the purchase of $21.9 million of investment securities, and $8.0 million of dividends paid to stockholders.

                  In January 1999, the Company's Board of Directors approved a new stock repurchase program and an increase in the dividend. First, the Company announced its intentions to repurchase up to 2 million (or about 5 percent) of its outstanding common stock over the first six months of 1999. During the first quarter of 1999, the Company repurchased 1,022,000 of its shares in open market or privately negotiated transactions. Second, the Company increased the quarterly dividend rate to $0.20 per share, up from $0.15 per share. The new quarterly dividend rate began with the first quarter 1999 dividend payment.

Regulatory Liquidity Requirements. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, and certain securities. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4 percent to 10 percent, depending upon economic conditions and the deposit flows of savings institutions. In 1997, the OTS revised its liquidity requirement to 4 percent from 5 percent and expanded the asset types that qualify as liquid assets. The OTS also added a qualitative liquidity requirement so the Bank must maintain liquidity to ensure safe and sound operations. At March 31, 1999, the Bank's liquid assets substantially exceeded the 4 percent requirement of $171 million. Because of the change in regulation, Management's regulatory liquidity compliance focus has shifted from quantitative measures to qualitative safety and soundness concerns.

RATE/VOLUME ANALYSIS
--------------------

    The following tables present the components of the changes in net interest income by volume and rate (6) for the three months ended March 31, 1999 and 1998:


                                         INCREASE/(DECREASE) DUE TO
                                         --------------------------
                                                                    TOTAL
       Dollars in thousands                      VOLUME    RATE     CHANGE
       --------------------------------------------------------------------
       CHANGE IN INTEREST AND DIVIDEND INCOME:

       Loans receivable                          $17,100  $(4,951)  $12,149
       Mortgage-backed securities(7)              (4,661)    (270)   (4,931)
       Taxable investment securities                (666)  (1,521)   (2,187)
       Non-taxable investment securities             133       11       144
       Dividends on equity investment securities     554     (117)      437
                                                 -------  -------   -------
         Total interest and dividend income       12,460   (6,848)    5,612


       CHANGE IN INTEREST EXPENSE:

       Deposits                                       61   (3,623)   (3,562)
       Short-term borrowings                         934       32       966
       Long-term borrowings                        7,061   (1,221)    5,840
                                                 -------  --------  -------
         Total interest expense                    8,056   (4,812)    3,244
                                                 -------  --------  -------

       NET CHANGE IN NET INTEREST AND DIVIDEND
       INCOME BEFORE PROVISION FOR LOAN LOSSES   $ 4,404  $(2,036)  $ 2,368
                                                 =======  =======   =======

------------------
(6) This analysis allocates the change in interest and dividend income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest and dividend income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.


(7) Includes securities due from brokers.

RESULTS OF OPERATIONS
---------------------

General. Net income for the first quarter of 1999 was $14.8 million or $0.36 per diluted share outstanding, compared to $13.8 million, or $0.33 per diluted share in the same quarter a year ago. An increase in net interest income combined with lower general and administrative expenses produced the increase in net income. These increases were partly offset by a decline in other income. Net income in 1999 was impacted by approximately $700,000 of non-recurring system conversion costs. Without these costs, net income would have been $15.3 million, or $0.37 per share.

Net Interest Income. Net interest income totaled $41.6 million during the first quarter of 1999, compared to $39.2 million of net interest income recorded during the same quarter in 1998. An increase in interest earning assets largely produced the increase in net interest income. Average interest earning asset levels increased to $5.7 billion during the first quarter of 1999, or $685 million higher than during the same quarter in 1998. The increase in interest earning assets was largely produced by the purchase of 1-4 family loans. A declining cost of funds, mainly in the deposit portfolio, also contributed to the increase in net interest income. These increases were partly offset by the greater reliance on borrowing to fund the asset growth.

                   The net interest margin ("NIM"), on a tax-equivalent basis, was 2.94 percent during the first quarter of 1999, compared to 3.15 percent during the first quarter of 1998. Declining asset yields, caused by the repayment of higher rate loans and MBS and the purchase or origination of lower yielding assets, and a greater reliance on borrowings as a source of funds produced the decline in the NIM. However, a decrease in the cost of deposits partly offset these decreases in the NIM. The NIM increased 15 basis points when compared to the NIM of 2.79 percent during the fourth quarter of 1998. The declining effective cost of deposits was primarily responsible for the increase in the NIM since the fourth quarter of 1998.

Interest Income. Interest income on loans receivable rose $12.1 million to $79.9 million during the first quarter of 1999, compared to $67.8 million during the same quarter in 1998. Higher average balances produced the increase in interest income. Average loan balances increased $968.8 million to $4.6 billion in the first quarter of 1999 as compared to the same quarter a year ago. Most of the growth in loans receivable was accomplished through the purchase of 1-4 family loans. The effective loan yield declined 52 basis points to 6.95 percent in the first quarter of 1999 compared to 7.47 percent in the first quarter of 1998. The lower effective loan yield was produced by the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average.

                  MBS interest income decreased $4.9 million during the first quarter to $10.2 million, compared to $15.2 million during the same quarter a year ago. The decline in interest income was primarily related to lower average balances due to MBS prepayments. Average balances declined by $287.7 million during the first quarter of 1999 compared to the same quarter in 1998. The effective MBS yield was 6.47 percent in the first quarter of 1999, or 12 basis points less than the same quarter a year ago. The lower effective MBS yield was associated with higher amortization of net purchase premiums and the repayment of higher rate assets.

                  Interest income from investments decreased $1.6 million during the first three months in 1999 compared to the same period in 1998. Most of the decline was due to a lower effective yield earned on investment balances. The effective investment yield declined 134 basis points to 5.38 percent in the first quarter of 1999 compared to the same quarter of 1998. Lower yields earned on new investment securities and the maturities of some higher rate securities produced a lower overall investment yield. Average investment balances were relatively flat.

Interest Expense. Deposit interest expense declined by $3.6 million to $34.9 million during the first quarter of 1999 compared to $38.5 million during the first quarter of 1998. The decline in expense was due to a lower effective cost of deposits. The effective cost of deposits declined 38 basis points to 3.67 percent during the first three months of 1999 compared to 4.05 percent during the same quarter in 1998. A decline in effective cost of CDs and a decline in average CD balances largely produced the lower effective yield. Average deposit balances were relatively unchanged at $3.9 million.

                  Borrowing interest expense increased by $6.8 million to $19.7 million during the first quarter of 1999, as compared to the same period a year ago. The increase in expense was due to higher average borrowing balances, partly offset by a lower average interest cost. Average balances rose by $602 million during the first quarter of 1999 over the same quarter a year ago. Management has primarily relied on borrowings to fund whole loan acquisition growth. The effective cost of borrowings was 5.38 percent, or 57 basis points less than the first quarter in 1998. In addition to new borrowings, which were at lower rates, Management refinanced some of the short-term borrowings with lower costing long-term borrowings, contributing to the lower average interest cost.

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent, not only on the level of interest earning assets, but also the size of the interest rate spread. The interest rate spread was 2.79 percent at March 31, 1999, compared to 2.69 percent at December 31, 1998. A declining cost of funds in recent periods, mainly in the deposit portfolio, accounted for most of the increase in the interest rate spread since year-end 1998.

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

Provision for Loan Losses. The Company recorded no provision for loan loss during the first quarter of 1999. In comparison, the Company reversed $320,000 of previous loan loss provisions in the first quarter of 1998. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and the adequacy of the accumulated provisions for losses.

Other Income. Other income for the first quarter of 1999 totaled $12.8 million, $1.2 million or 8.8 percent less than during the first quarter of 1998. Lower gains on loan sales and other fee income produced the decrease in other income.

                  The decrease in gains on loan sales was caused by a decrease in loan sales volumes at Serve Corps, the Bank's mortgage loan brokerage subsidiary. In addition, the Bank purchased a large portion of Serve Corps' originations (8). The decrease in other service fees related to lower transaction accounts and fee waivers associated with the conversion to new data processing systems.

                  These decreases were partly offset by slightly higher revenues from ATM operations and discount brokerage operations. Higher transaction volumes and an increase, during 1998, in the access fee charged to non-customers who use the Bank ATMs added to revenues from ATM operations. Higher transaction volumes also produced an increase in revenues from discount brokerage operations.

                  Revenues from real estate operations decreased $35,000 in the first quarter of 1999 compared to the same quarter in 1998. The Company recorded a $1.0 million gain on the sale of land parcel in the first quarter of 1999. The Company recorded a similar gain in the first quarter of 1998 from the sale of a separate parcel of land.


General and Administrative Expense. General and administrative expenses ("G&A") totaled $32.6 million during the first three months of 1999, or $721,000 less than during the first quarter of 1998. G&A expense also included $700,000 of non-recurring costs associated with system conversions. Without these costs, G&A expense would have declined $1.4 million in the first quarter of 1999 compared to the same quarter in 1998. A decline in compensation and benefits produced most of the decline in G&A expense. This decline was partly offset by higher occupancy, equipment and other office expense. The Company also expects to incur additional G&A expense in 1999 for legal and proxy solicitation fees associated


------------------
(8)  Gains are not recorded for loans transferred to the Bank.

with a shareholder proposal to be voted on during the 1999 Annual Meeting of Shareholders in May 1999.

                  Compensation and employee benefits totaled $16.3 million during the first quarter of 1999, or $2.1 million less than the same quarter a year ago. This decrease was mostly attributed to a reduction in the number of employees through the elimination of duplicative positions in connection with the July 1998 merger with Beverly Bancorporation, Inc., an early retirement opportunity given to certain employees in connection with the cost reduction plan announced in August 1998 and certain other staff reductions. In addition, the suspension of the incentive bonus program for officers of the Company and other modifications to employee benefit programs also contributed to the reduction in compensation and benefits expense.

                  Occupancy, equipment, and other office expenses totaled $11.1 million during the first quarter of 1999 compared to $9.8 million in the same quarter a year ago. Higher systems costs primarily relate to the initiatives to replace core transaction processing systems implemented during the fourth quarter of 1998 and first quarter of 1999. In addition, the Company also experienced higher occupancy and maintenance costs.

Year 2000 Disclosure   The Company incurred G&A costs in 1999 related to the
systems requirements to ensure that the Bank can process transactions subsequent to January 1, 2000. The Year 2000 compliance issues result from both certain computer programs and certain hardware recognizing only the last two digits of the year instead of four digits. As a result, transactions processed beginning in Year 2000 may not be recognized by the systems in the correct period. This issue could result in system failures and miscalculations causing a disruption of operations, and among other things, the inability to process transactions. In order to address the Year 2000 issue, the Company established a Year 2000 project in 1996.

                  Based upon initial assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems can properly process transactions beginning on

January 1, 2000. The Company subsequently decided to replace some of these systems, including the core transaction processing systems, and implemented these new systems during the first quarter of 1999. The Company currently believes that with these modifications and the replacement of certain software and hardware components, the Year 2000 compliance issue will be mitigated. However, if such modifications and upgrades do not succeed, or are not made in a timely fashion, the Year 2000 compliance issue could have a material impact on the Company. Furthermore, there can be no assurances that the Company's assessment has uncovered each possible Year 2000 issue that could affect the Company. Failure by the Company and/or its major vendors, third-party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner (insofar as they relate to the Company's business) could have a material adverse effect on the Company's business, results of operations, and financial condition. Potential worst case scenarios include the inability to process customer deposit transactions, ATM service outages, ACH and payroll deposit file transmission difficulties, inability to service the loan portfolio, disruption of customer service, and inability to produce accurate financial statements. The amount of the potential liability, if any, that relates to these risks, cannot be reasonably estimated at this time.

                  The Company has divided work on the Year 2000 project into four phases: assessment, correction, testing, and implementation. The Company began the assessment of the Year 2000 issue in 1996. Critical risk elements were identified and an inventory of computer hardware, software applications, Bank vendors and available internal resources was prepared. From this work, a plan was prepared and approved by the Bank's Board of Directors in early 1997. The plan focused on transaction processing applications, mainframe computer systems, mid-range computer systems, networks, personal computers, and operational systems. The Company also identified key third party vendors and customers to assess their state of readiness on the Year 2000 issue. The assessment phase of the plan has been completed. With the Beverly merger, the Company's Year 2000 plan has been expanded to incorporate Beverly.

                  Work on the correction phase began in 1997 and continued in 1998. In the third quarter of 1998, Management decided to replace its core transaction processing systems. While Management believed it could make its mission critical systems Year 2000 compliant within the required timeframe, Management nevertheless decided to replace all of its systems to allow the Company to adapt more quickly to technological advances and to assimilate acquisitions, such as Beverly.

                  The Company converted its residential loans to the Alltel loan servicing system in the fourth quarter of 1998. The other major business applications and interfaces were converted to the EDS/Miser system in the first quarter of 1999, running under a new Unisys operating environment. The teller platform system was also replaced. Management believes that these new systems are Year 2000 compliant and has received assurances from its vendors concerning Year 2000 compliance. The Company has taken steps to confirm the vendors' compliance. The conversions to the new systems required new mainframe hardware, as well as new interfaces to other systems and personal computer hardware. The Company is making initial capital investments of approximately $10.0 million associated with the new replacement systems. The testing on the mainframe system has been finished, however, complete testing of the custom interfaces between the mainframe and other systems is expected to be completed in May 1999. Compliance and testing work on most operational and specialized systems and hardware has been completed. However, testing work on a mid-range operating system software is expected to be completed in mid-May.

                  The Company assumed additional operating risks with the substantial conversions undertaken during the fourth quarter of 1998 and first quarter of 1999. These risks included a decrease in the level of customer service, disruption of operations, and financial costs. Management took steps to assess the additional risk. A senior level steering committee was assigned to oversee the conversions. The committee hired an outside consultant to manage the project and coordinate with the resources provided by the vendors. Management has completed these data processing conversions and believes that the operating risks have been substantially reduced.

                  Management currently estimates that completion of the Year 2000 project will cost $3.7 million. Of this total cost, $2.9 million had already been incurred by the end of the first quarter of 1999. The above expenses only include amounts spent on external consultants, replacement hardware and software, and other incremental costs. The amounts do not include the cost of internal resources devoted to the project. The Company accounts for these costs as expense when incurred, and intends to fund these costs from operations and excess liquidity.

                  The Company has completed written contingency plans for business resumption in the event of a Year 2000 interruption for its mission critical applications. These plans include, among other things, plans for recovering data and mobilization of resources to resume core operations.


Operations of Foreclosed Real Estate. The net loss generated from foreclosed real estate operations was $116,000 during the first quarter of 1999, compared to $36,000 for the same quarter in 1998. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes. A higher level of pretax income produced an increase in income tax expense during the first quarter of 1999 as compared to the first quarter in 1998. While income tax expense increased, the effective income tax rate was relatively unchanged from the same quarter in 1998. The Company's effective annual income tax rate through the first three months of 1999 was 31.7 percent compared to 31.6 percent during the same quarter in 1998.

AVERAGE BALANCES, INTEREST AND AVERAGE
YIELDS

                                                                            Three months ended Mar. 31,
Dollars in thousands                    At Mar. 31, 1999               1999                            1998
-------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                          Effective                     Effective
                                                  Yield/      Average                Yield/   Average             Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate   Balance(a)  Interest   Rate

Investments (b):
   Taxable investment securities      $  328,704    5.24%  $  345,178     $ 4,198    4.93%  $ 389,259   $ 6,385     6.65%
   Non-taxable investment securities (c)  43,428    6.73       42,872         541    7.87      32,315       397     7.67
   Equity investment securities (d)      104,803    5.57       91,801       1,335    5.90      54,473       898     6.69
-------------------------------------------------------------------------------------------------------------------------
Total investments                        476,935    5.45      479,851       6,074    5.38     476,047     7,680     6.72
Mortgage-backed securities/
   securities due from brokers           606,829    6.65      632,636      10,238    6.47     920,345    15,169     6.59
Loans receivable (e)                   4,638,553    7.11    4,596,672      79,915    6.95   3,627,904    67,766     7.47
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         $5,722,317    6.92%  $5,709,159     $96,227    6.77% $5,024,296   $90,615     7.24%
=========================================================================================================================

Total deposits                        $3,805,457    3.64%  $3,858,897     $34,947    3.67% $3,852,809   $38,509     4.05%
Borrowings (f):
   Short-term                            319,705    5.56      317,567       4,607    5.88     253,163     3,641     5.83
   Long-term                           1,255,414    5.27    1,166,292      15,073    5.24     628,922     9,233     5.95
-------------------------------------------------------------------------------------------------------------------------
Total borrowings                       1,575,119    5.33    1,483,859      19,680    5.38     882,085    12,874     5.92
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $5,380,576    4.13%  $5,342,756     $54,627    4.15% $4,734,894   $51,383     4.40%
=========================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities   $  341,741           $  366,403                      $  289,402
=========================================================================================================================

Ratio of interest-earning assets to
  interest-bearing liabilities              1.06x                1.07x                           1.06x
=========================================================================================================================
Interest income                                                           $41,600                       $39,232
========================================================================================================================

Interest rate spread (tax equivalent yield)         2.79%
=========================================================================================================================

"Average" interest rate spread
   (tax equivalent yield)                                                             2.62%                         2.84%
=========================================================================================================================

Net yield on average earning assets
   (tax equivalent yield)                                                             2.94%                         3.15%
=========================================================================================================================


(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.
(c) Effective yield and weighted average rate on tax-exempt securities are on a tax equivalent basis assuming a 35% tax rate.
(d) Includes investment in FHLB stock and other equity investments.
(e) Includes loans held for sale and loans placed on a nonaccrual status.
(f) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.

KEY CREDIT STATISTICS

                                        Mar. 31, 1999       Dec. 31, 1998      Dec. 31, 1997
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
---------------------------------------------------------------------------------------------

LOAN PORTFOLIO
Mortgage and Commercial Loans:
  1-4 family units                     $3,304,732    72%   $3,272,839   73%   $2,283,982   63%
  Commercial real estate                1,065,712    23       997,588   22     1,105,191   30
  Commercial/industrial                    46,568     1        47,731    1        55,309    1
  Equity/Line of Credit                   154,766     3       155,079    3       159,153    4
  Land and land development                   697     *           910    *         1,467    *
Consumer                                   32,541     1        43,857    1        60,000    2
---------------------------------------------------------------------------------------------
Total loans held for investment        $4,605,016   100%   $4,518,004  100%   $3,665,102  100%
=============================================================================================

Weighted average rate                             7.11%              7.14%              7.57%
=============================================================================================

*Less than 1%

                                        Mar. 31, 1999       Dec. 31, 1998      Dec. 31, 1997
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
---------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
Mortgage and Commercial Loans:
  1-4 family units                     $   15,740    69%   $   12,282    62%  $    9,458   74%
  Commercial/Commercial real estate         4,683    20         3,794    19        1,129    8
  Equity/LOC                                  844     4         1,223     6          378    3
Consumer                                      707     3           512     2          259    2
---------------------------------------------------------------------------------------------
Total mortgage and Commercial loans        21,974    96        17,811    89       11,224   87
Real Estate owned:
1-4 family units                              969     4         2,097    11        1,515   12
Commercial/Commercial real estate             ---     -           ---    --           82    1
---------------------------------------------------------------------------------------------
Total real estate owned                       969     4         2,097    11        1,597   13
---------------------------------------------------------------------------------------------
Total nonperforming assets             $   22,943   100%   $   19,908   100%  $   12,821  100%
=============================================================================================



                                                           Mar. 31,     Dec. 31,    Dec. 31,
                                                             1999         1998        1997
KEY CREDIT RATIOS
--------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable             0.01%            *%      0.05%
Loan loss reserve to total loans                             0.87          0.89       1.05
Loan loss reserve to nonperforming loans                   183.11        226.96     343.63
Loan loss reserve to impaired loans                      1,063.00      1,234.50     197.90
Nonperforming assets to total assets                         0.38          0.33       0.25
General valuation allowance to non-
  performing assets                                        176.05        203.83     290.51
--------------------------------------------------------------------------------------------


* Less than 0.01%

CREDIT RISK MANAGEMENT
----------------------

LENDING

         At March 31, 1999, the loans receivable portfolio was comprised of 1-4 family mortgage loans, loans secured by commercial real estate, commercial loans and, to a lesser extent, consumer loans. See "KEY CREDIT STATISTICS" for further details.

         Non-performing loans totaled $22.0 million at Mar. 31, 1999, up $4.2 million from December 31, 1998. Of the increase, $3.3 million related to 1-4 family loans and the remaining $900,000 related to commercial and commercial real estate loans. Total non-performing assets (including real estate owned) were $22.9 million at March 31, 1999, or 0.38 percent of total assets. In comparison, non-performing assets were $19.9 million, or 0.33 percent of total assets at the end of 1998. While the level of non-performing assets has increased, the levels still remain below levels experienced four years ago.

         At March 31, 1999, the Bank had a net investment in impaired loans of $3.8 million. All of the impaired loans were performing but considered impaired. (9) As anticipated by Management, the level of impaired loans has been reduced significantly over the past several years.

         The allowance for loan losses at March 31, 1999 was $40.3 million compared to $40.4 million at December 31, 1998, a decrease of $120,000. The following table provides a rollforward of the allowance for loan losses from January 1, 1998 through March 31, 1999:

                                  1999                     1998
                              --------------    ---------------------------
                              Three   Months     Three Months   Year Ended
Dollars in thousands          Ended  Mar. 31     Ended Mar. 31  December 31
--------------------          --------------    ---------------------------
Beginning of Period                 $40,423         $38,569       $38,569
Provision for losses                     --            (320)        1,860
Charge-offs                            (273)           (127)       (1,134)
Recoveries                              153             397         1,128
                              --------------    ---------------------------
End of Period                       $40,303         $38,519       $40,423
                              ==============    ===========================

-------------------
(9) "Impaired loans" are defined by generally accepted accounting principles when it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement.

         The level of net charge-offs in recent years has declined due the continued trend of the low level of non-performing loans and the continued reductions in balances in the Company's commercial real estate portfolio located outside the Midwest. Net loan charge-offs were $120,000 during the first quarter of 1999. In comparison, net charge-offs were only $6,000 during 1998 and $1.8 million during 1997. The gross charge-offs during the first quarter of 1999 were $273,000 and recoveries were $153,000. Approximately two-thirds of the gross charge-offs related to the commercial portfolio. The remainder of the charge-offs were in the 1-4 family and consumer loan portfolios. The recoveries during the first quarter of 1999 were mostly in the 1-4 family portfolio. The ratio of net charge-offs to average loans receivable was 0.01 percent during the first three months of 1999. This ratio was less than 0.01 percent in 1998 and
0.05 percent during 1997. See "KEY CREDIT STATISTICS" tables for further detail.

         The Company recorded no provision for loan losses during the first quarter of 1999 compared to the reversal of $320,000 of previous loan loss provisions during the first quarter a year ago. The general trend of improved credit quality, the decrease in the size of the Bank's commercial real estate portfolio located outside of the Midwest, declining classified assets, and the low level of non-performing assets, as well as the decrease in the net charge-offs, has caused the allowance for loan losses to decrease in recent years. The future level of loan loss provisions will be subject to careful review of the risk elements of the portfolio by Management. See "KEY CREDIT STATISTICS" for further details.

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

         The Loan Loss Reserve Committee ("Reserve Committee") of the Bank's Board of Directors approves the adequacy of the allowance for loan losses on a quarterly basis. The allowance for loan losses reflects Management's best estimate of the risk of credit loss perceived in the Bank's portfolios. However, actual results could differ from this estimate and future additions or subtractions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's allowance for losses on loans. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examinations.

         In addition to originating loans secured by 1-4 family mortgages and a variety of consumer loans, the Company originates loans secured by commercial real estate and commercial loans. The Company's commercial real estate loan origination efforts during the past several years have focused on the Midwestern states. However, the Company began to originate new commercial real estate loans in selected markets outside the Midwest to help offset heavy prepayments in this portfolio. The Bank's current commercial loan portfolio was mainly acquired through the Beverly merger. The types of commercial loans originated includes business lines of credit, term loans, letters of credit, equipment lease financing, municipal financing, overdrafts, receivable financing, SBA loans, and agricultural loans. The commercial loan portfolio is concentrated in the area surrounding the Company's banking offices.

         The Bank continues to purchase whole loans, secured by 1-4 family residences throughout the United States. These transactions were used to offset heavy prepayments in this portfolio and expand interest earning asset levels. The Bank applies its own loan origination underwriting standards as part of the due diligence efforts in connection with the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

         Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. The Bank's largest concentration of commercial and commercial real estate loans outside Illinois are California and Washington.

         As of December 31, 1998, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 7.6 percent. Classified assets include REO and loans considered "substandard," "doubtful," or "loss" under regulatory accounting purposes and the Bank's loan rating system.


OTHER REAL ESTATE OWNED
-----------------------

         REO totaled $969,000 at March 31, 1999 compared to $2.1 million at the end of 1998. At both March 31, 1999 and December 31, 1998 all
REO assets were 1-4 family properties.

         The allowance for real estate losses totaled  $155,000 at both
March 31, 1999 and December 31, 1998. See "RESULTS OF OPERATIONS" for further details on REO provision.

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

PART II. --  OTHER INFORMATION
--------     -----------------

ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------

(a) The Company filed a Report on Form 8-K on January 28, 1999 announcing the Company's intention to repurchase up to 2 million shares of its common stock (or approximately 5 percent of shares outstanding) over the next six months. In addition, the Company announced an increase in the quarterly dividend rate to $0.20 per share from $0.15 per share.

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



                                      ST. PAUL BANCORP, INC.
                              ---------------------------------------
                                           (Registrant)


Date: May 14, 1999            By: /s/ Joseph C. Scully
                                  -----------------------------------
                                      Joseph C. Scully
                       Chairman of the Board and Chief Executive Officer
                                  (Duly Authorized Officer)




Date: May 14, 1999           By:       /s/ Robert N. Parke
                                  -----------------------------------
                                         Robert N. Parke
                               Senior Vice President and Treasurer
                                  (Principal Financial Officer)