Form 10-Q
period 1999-06-30
ST PAUL BANCORP INC
filed 1999-08-13
CIK 810578

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

            ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number 0-15580

                             St. Paul Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     36-3504665
--------------------------------                   -------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)

     6700 W. North Avenue
       Chicago, Illinois                                  60707
---------------------------------------              ---------------
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

Common Stock, $.01 par value - 40,110,245 shares, as of July 30, 1999
---------------------------------------------------------------------

                             ST. PAUL BANCORP, INC.
                                AND SUBSIDIARIES

                                   FORM 10-Q
                                     INDEX



PART I.   FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1999 and December 31, 1998....................3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1999 and 1998..........................4

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended June 30, 1999 and 1998......................5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998......................6

          Notes to Consolidated Financial Statements...................7


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................13




PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders.........42


Item 6    Exhibits and Reports on Form 8-K............................42

          Signature Page..............................................43

          Exhibits....................................................44

--------------------------------------------------------------------------------------------------------
ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                                              June 30,         Dec. 31,
Dollars in thousands                                                            1999             1998
--------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents
     Cash and amounts due from depository institutions                    $    136,826     $   128,958
     Federal funds sold and interest-bearing bank balances                       6,483          83,300
     Short-term cash equivalent securities                                      99,306         227,062
                                                                          ------------     -----------
     Total cash and cash equivalents                                           242,615         439,320
  Trading account assets                                                        18,983               -
  Investment securities
     (Market: June 30, 1999-$196,736; Dec. 31, 1998-$214,227)                  196,646         213,882
  Mortgage-backed securities
     (Market: June 30, 1999-$655,391; Dec. 31, 1998-$525,774)                  654,616         522,423
  Securities due from brokers
     (Market: June 30, 1999-$198,240; Dec. 31, 1999-$79,679)                   198,240          79,679
  Loans receivable (Net of allowance for loan losses:
     June 30, 1999-$39,697; Dec. 31, 1998-$40,423)                           4,455,779       4,477,581
  Loans held for sale, at lower of cost or market
     (Market: June 30, 1999-$41,901; Dec. 31, 1998-$66,241)                     41,411          65,354
  Accrued interest receivable                                                   33,970          35,048
  Foreclosed real estate (Net of allowance for losses:
     June 30, 1999-$155; Dec. 31, 1998-$155)                                       974           1,942
  Real estate held for development or investment                                 5,452          12,552
  Investment in Federal Home Loan Bank stock                                    70,304          66,304
  Office properties and equipment                                               73,018          75,020
  Prepaid expenses and other assets                                             40,769          45,011
                                                                          ------------     -----------
Total Assets                                                              $  6,032,777     $ 6,034,116
                                                                          ============     ===========

LIABILITIES:
  Deposits                                                                $  3,757,789     $ 3,894,971
  Short-term borrowings                                                        651,234         395,318
  Long-term borrowings                                                       1,025,896       1,125,361
  Advance payments by borrowers for taxes and insurance                         15,014          14,484
  Other liabilities                                                             80,309          94,058
                                                                          ------------     -----------
  Total Liabilities                                                          5,530,242       5,524,192

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock (par value $.01 per share: authorized-10,000,000
    shares; none issued)                                                             -               -
  Common stock (par value $.01 per share: Authorized: 80,000,000 shares;
    Issued: June 30, 1999-41,588,589 shares;
    Dec. 31, 1998-41,592,023 shares;
    Outstanding: June 30, 1999-40,019,551 shares;                                  416             416
    Dec. 31, 1998-40,724,824 shares)
  Paid-in capital                                                              158,387         158,764
  Retained income, substantially restricted                                    378,623         363,931
  Accumulated other comprehensive income:
    Unrealized gain (loss) on securities net of taxes ($1,126  at
    June 30, 1999 and $1,234 at Dec. 31, 1998)                                  (1,887)          2,138
  Treasury stock (June 30, 1999-1,569,038 shares;                              (33,004)        (15,325)
    Dec. 31, 1998-867,199 shares)
                                                                          ------------     -----------
  Total stockholders' equity                                                   502,535         509,924
                                                                          ------------     -----------
Total Liabilities and Stockholders' Equity                                $  6,032,777     $ 6,034,116
                                                                          ============     ===========

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                    Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                              ----------------------------------------------------
Dollars in thousands except per share amounts                      1999        1998          1999          1998
------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                           $    78,924   $   70,355    $  158,839    $  138,121
   Mortgage-backed securities                                      10,112       13,021        20,350        28,190
   Taxable investment securities                                    3,863        4,556         8,061        10,941
   Nontaxable investment securities                                   518          514         1,059           911
   Equity investment securities                                     1,430          942         2,765         1,840
                                                              -----------   ----------    ----------    ----------
      Total interest income                                        94,847       89,388       191,074       180,003

INTEREST EXPENSE:
   Deposits                                                        33,117       38,001        68,064        76,510
   Short-term borrowings                                            4,868        4,115         9,475         7,756
   Long-term borrowings                                            15,179        7,955        30,252        17,188
                                                              -----------   ----------    ----------    ----------
      Total interest expense                                       53,164       50,071       107,791       101,454
                                                              -----------   ----------    ----------    ----------
      Net interest income                                          41,683       39,317        83,283        78,549
   Reversal of provision for loan losses                                -         (320)            -          (640)
                                                              -----------   ----------    ----------    ----------
      Net interest income after provision for loan losses          41,683       39,637        83,283        79,179

OTHER INCOME:
   Loan servicing fees                                                116           27           217           206
   Other fee income                                                 5,198        5,886        10,054        11,330
   ATM operations                                                   3,493        3,295         6,485         6,148
   Net gain on loan sales                                             356        1,495           695         2,742
   Net gain/(loss) on securities                                     (351)         103          (351)          149
   Discount brokerage commissions                                   2,059        2,119         3,884         3,814
   Income from real estate operations                               2,364          614         3,638         1,923
   Insurance and annuity commissions                                  634          712         1,449         1,376
   Trust revenues                                                     583          586         1,193         1,199
                                                              -----------   ----------    ----------    ----------
      Total other income                                           14,452       14,837        27,264        28,887

GENERAL AND ADMINISTRATIVE EXPENSE:
   Salaries and employee benefits                                  15,843       18,424        32,093        36,792
   Occupancy, equipment and other office expense                   11,675       11,095        22,725        20,944
   Advertising                                                      1,857        1,958         3,585         3,662
   Federal deposit insurance                                          704          726         1,423         1,452
   Other                                                            2,842        2,857         5,702         5,538
                                                              -----------   ----------    ----------    ----------
      General and administrative expense                           32,921       35,060        65,528        68,388
   Loss on foreclosed real estate                                     (60)         (43)         (176)          (79)
                                                              -----------   ----------    ----------    ----------
      Income before income taxes                                   23,154       19,371        44,843        39,609
   Income tax expense                                               7,279        6,002        14,157        12,393
                                                              -----------   ----------    ----------    ----------
         NET INCOME                                           $    15,875   $   13,369    $   30,686    $   27,216
                                                              ===========   ==========    ==========    ==========

NET INCOME  PER SHARE:
   Basic                                                      $      0.40   $     0.33    $     0.76    $     0.68
   Diluted                                                           0.39         0.32          0.74          0.65
                                                              ===========   ==========    ==========    ==========

DIVIDENDS PER SHARE                                           $      0.20   $     0.10    $     0.40    $     0.20
                                                              ===========   ==========    ==========    ==========

See notes to consolidated financial statements.

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                     Borrowings   Unearned
                                                                                         By       Employee
                                                                       Accumulated    Employee      Stock                   Total
                            Common Stock                                  Other        Stock       Option                   Stock-
                        -------------------     Paid-in    Retained    Comprehsive     Option       Plan       Treasury    holders'
                         Shares      Amount     Capital     Income       Income         Plan       Shares       Stock       Equity
                        ------------------------------------------------------------------------------------------------------------
Dec. 31, 1997            40,337,423    $415    $152,353    $354,797      $  2,680       $(221)    $(2,858)     $(20,835)   $486,331

Comprehensive Income:
 Net Income                     -       -           -        27,216           -           -           -             -        27,216
 Change in
  unrealized gain/
  (loss) on
  securities (net of
  tax of $610)                  -       -           -           -           1,612         -           -             -         1,612
                                                                                                                           --------
Comprehensive Income                                                                                                         28,828

Issuance of common
stock                       164,085     -         3,208         -             -           -           -           2,027       5,235

Cash Dividends ($0.20
per share)                      -       -           -        (7,517)          -           -           -             -        (7,517)

Repayment of ESOP
Principal                       -       -           -           -             -           100         -             -           100

Treasury Stock
Purchases                       -       -           -           -             -           -           -             -           -
                        ------------------------------------------------------------------------------------------------------------
June 30, 1998            40,501,508    $415    $155,561    $374,496      $  4,292       $(121)    $(2,858)     $(18,808)   $512,977
                        ============================================================================================================

Dec. 31, 1998            40,724,824    $416    $158,764    $363,931      $  2,138       $ -       $   -        $(15,325)   $509,924

Comprehensive Income:
 Net Income                     -       -           -        30,686           -           -           -             -        30,686
 Change in unrealized
  gain/ (loss) on
  securities (net of
  tax of $1,523)                -       -           -           -          (4,025)        -           -             -        (4,025)
                                                                                                                           --------
Comprehensive Income                                                                                                         26,661

Issuance of common
stock                       396,285     -          (330)        -             -           -           -           6,898       6,568

Cash Dividends ($0.40
per share)                      -       -           -       (15,994)          -           -           -             -       (15,994)

Treasury Stock
Purchases                (1,032,000)    -           -           -             -           -           -         (22,688)    (22,688)

Treasury Stock Held
 in Employee Benefit
 Plans                      (69,558)                (47)                                                         (1,889)     (1,936)
                        ------------------------------------------------------------------------------------------------------------
June 30, 1999            40,019,551    $416    $158,387    $378,623      $ (1,887)      $ -       $   -        $(33,004)   $502,535
                        ============================================================================================================

     See notes to consolidated financial statements

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six months ended June 30
Dollars in thousands                                                              1999                1998
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $  30,686           $  27,216
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Reversal of provision for loan losses                                            -                (640)
      Provision for depreciation                                                   5,299               5,230
      Decrease (increase) in assets held for sale                                 23,943             (37,003)
      Decrease (increase) in accrued interest receivable                           1,078                (346)
      Decrease (increase) in prepaid expenses and other assets                     4,242              (1,002)
      (Decrease) increase in other liabilities                                   (13,749)              2,546
      Net amortization of yield adjustments                                        4,300              (1,813)
      Increase in trading account assets                                         (18,983)                  -
      Other items, net                                                                61               1,746
---------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                36,877              (4,066)
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Increase in loans receivable                                                      16,979              23,853
Principal repayments on available for sale mortgage-
 backed securities                                                                82,784             122,256
Principal repayments on held to maturity mortgage-
 backed securities                                                                73,468              88,405
Purchase of available for sale mortgage backed securities                       (210,000)            (19,650)
Sale of available for sale mortgage backed securities                                  -               9,470
Maturities of available for sale investment securities                            79,854              36,518
Maturities of held to maturity investment securities                                 230                 180
Purchase of available for sale investment securities                            (277,849)           (117,135)
Purchase of held to maturity investment securities                                  (725)                  -
Sale of available for sale investment securities                                  11,687                 500
Additions to real estate                                                          (1,141)             (2,314)
Real estate sold                                                                  10,893               4,189
Purchase of Federal Home Loan Bank stock                                          (4,000)             (1,932)
Additions to office properties and equipment                                      (3,355)            (10,747)
Sale of office properties and equipment                                               58                   1
---------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by investing activities                              (221,117)            133,594
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
(Decrease) increase in deposits                                                 (137,182)             10,790
New long-term borrowings                                                         205,000             275,000
Repayment of long-term borrowings                                               (154,615)                  -
Increase (decrease) in short-term borrowings, net                                105,916            (270,000)
Dividends paid to stockholders                                                   (15,994)             (7,517)
Net proceeds from issuance of common stock                                         6,568               5,235
Purchase of treasury stock                                                       (22,688)                  -
Increase in advance payments by borrowers
   for taxes and insurance                                                           530                 258
---------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by financing activities                               (12,465)             13,766
---------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (196,705)            143,294
Cash and cash equivalents at beginning of period                                 439,320             238,133
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 242,615           $ 381,427
===============================================================================================================

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid on deposits                                                      $  73,538           $  76,775
Interest paid on borrowings                                                       40,333              26,173
Income taxes paid, net                                                            13,441               1,504
Real estate acquired through foreclosure                                           2,023               1,275
Loans originated in connection with real estate
   acquired through foreclosure                                                        -                   -

ST. PAUL BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared according to generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results expected for the entire fiscal year.

2. The accompanying consolidated financial statements include the accounts of St. Paul Bancorp, Inc. (the "Company" or "St. Paul Bancorp") and its wholly-owned subsidiaries, St. Paul Federal Bank For Savings (the "Bank"), Annuity Network, Inc., St. Paul Financial Development Corporation and St. Paul Trust Company. The financial statements of the Bank include the accounts of its subsidiaries.

On July 1, 1998, the Company completed a merger with Beverly Bancorporation, Inc. that was accounted for as a pooling-of-interests. As a result, all financial statements and analyses have been restated on a historical basis. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - GENERAL" for further details. The following table shows condensed statements of operations for the separate companies for the three- and six-month periods ended June 30, 1998. The merger was completed on July 1, 1998.

                                For three months ended            For six months ended
                                    June 30, 1998                     June 30, 1998
                                    -------------                     -------------
                             Beverly  St. Paul  Combined      Beverly   St. Paul   Combined
                             ----------------------------     ------------------------------
Interest income              $11,850   $77,538   $89,388      $23,554   $156,449   $180,003
Interest expense               5,454    44,617    50,071       10,917     90,537    101,454
                             ----------------------------     ------------------------------
Net interest income            6,396    32,921    39,317       12,637     65,912     78,549
Provision (reversal) for
  loan losses                    180      (500)     (320)         360     (1,000)      (640)
                             ----------------------------     -------------------------------
Net interest income after
  provision for loan losses    6,216    33,421    39,637       12,277     66,912     79,189
Other operating income         2,800    12,037    14,837        5,294     23,593     28,887
Other operating expense        7,853    27,207    35,060       13,928     54,460     68,388
Gain (loss) from foreclosed
  real estate                      7       (50)      (43)           5        (84)       (79)
                             ----------------------------     ------------------------------
Net operating income           1,170    18,201    19,371        3,648     35,961     39,609
Income taxes                     317     5,685     6,002        1,086     11,307     12,393
                             ----------------------------     -------------------------------
Net income                   $   853   $12,516   $13,369      $ 2,562   $ 24,654   $ 27,216
                             ============================     ===============================


3. At June 30, 1999, the Company had the following outstanding commitments to originate loans (dollars in thousands):

              1-4 Family Mortgage Loans                       $103,010
              Commercial and Commercial Real Estate Loans       37,149
              Consumer Loans                                    12,410
              Unused Lines of Credit                           134,450

The Company anticipates funding these origination commitments with cash flows from operations and incremental borrowings as necessary.

The Company had forward contracts at June 30, 1999, to sell $35.7 million of 1-4 family mortgage loans. The consolidated financial statements contain market value losses, if any, related to these contracts.

At June 30, 1999, the Company has outstanding $7.6 million of standby letters of credit on behalf of St. Paul Financial Development Corporation and other commercial customers to various counties and villages as a performance guarantee for land development and improvements.

4. The following table sets forth the computation for basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998 (Dollars in thousands, except per shares):


                                      Three months ended          Six months ended
                                  ----------------------------------------------------

                                      1999          1998          1999         1998
                                  ----------------------------------------------------
Net Income                            $15,875       $13,369       $30,686      $27,216
======================================================================================

Denominator for basic
     earnings per share-
     weighted average shares       39,968,895    40,122,460    40,188,897   40,086,898

Effect of diluted securities:
     Stock options issued to
     employees and directors        1,131,573     1,388,608     1,091,706    1,735,232
--------------------------------------------------------------------------------------

Denominator for diluted
     earnings per share-
     adjusted weighted
     average shares and
     assumed conversions           41,100,468    41,511,068    41,280,603   41,822,130
======================================================================================

Net Income per share:
     Basic                            $  0.40      $   0.33      $   0.76     $   0.68
======================================================================================

     Diluted                          $  0.39      $   0.32      $   0.74     $   0.65
======================================================================================

5. The following table presents comprehensive income from the three month and six month periods ending June 30, 1999 and 1998.

                                          Three Months Ended               Six Months Ended
                                     ----------------------------   -------------------------------
                                        June 30,      June 30,         June 30,       June 30,
                                          1999          1998             1999           1998
                                     ----------------------------   -------------------------------
Net income                              $15,875       $13,369          $30,686        $27,216
 Other comprehensive income              (3,556)        1,932           (4,025)         1,612
                                     ----------------------------   -------------------------------
      Total comprehensive income        $12,319       $15,301          $26,661        $28,828
                                     ============================   ===============================

6. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption does not impact the primary financial statements.

         The Company operates many different businesses in the financial services sector. For Segment Reporting, the Company has organized these businesses into four distinct segments.

CONSUMER FINANCIAL SERVICES This segment includes the following business activities: the branch network and other deposit gathering support services of the Bank, discount brokerage (Investment Network, Inc.), insurance agency (Annuity Network, Inc. and SPF Insurance Agency, Inc.), ATM operations (ATM Connection, Inc.), and trust services ( St. Paul Trust Company ).

COMMERCIAL AND MULTIFAMILY LENDING This segment is comprised of the multifamily, commercial real estate, and business lending portfolios and related activities of the Bank, activities of the real estate development company (St. Paul Financial Development), and investments in low-income housing with tax credits (Community Finance Corp.).

COMMUNITY LENDING This segment includes the company originated 1-4 family loan portfolio including MBS swaps and gains on sales, all consumer loan activities, loan originations and gains on sales from mortgage brokerage (Serve Corps Mortgage Corp.), and loan servicing for these portfolio loans and loans sold with servicing retained.

MONEY MANAGEMENT This segment is comprised of the wholesale acquisitions of 1-4 family mortgage portfolios, investment portfolios, wholesale financing activities, internal funds transfer pricing allocations, holding company activities and tax management.

FINANCIAL RESULTS:  FOR THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------

Dollars in Thousands

                 Consumer     Commercial/                                                 Consolidated
                 Financial    Multifamily     Community       Money                       Financial
                 Services     Lending         Lending         Mgmt.           Elim.       Statements
                 --------     -------         -------         -----           -----       ----------
Interest
Income          $   58,529    $   21,904    $   27,749     $   72,157     $   (85,492)     $   94,847

Interest
Expense             35,520        15,715        22,301         65,119         (85,492)         53,164
                ----------    ----------    ----------     ----------     -----------      ----------

NII                 23,009         6,189         5,448          7,038               0          41,683

Provisions               0             0             0              0               0               0

NII After
Provisions          23,009         6,189         5,448          7,038               0          41,683

Other Income        11,976         2,189           431           (143)              0          14,452

Other Expense       25,596         2,006         5,001            318               0          32,921
                ----------    ----------    ----------     ----------     -----------      ----------

Net Operating
Income               9,389         6,372           877          6,577               0          23,214

REO                      0             8            52              0               0              60

Net Income
Before Tax           9,389         6,365           824          6,577               0          23,154

Income Taxes         3,773         2,350           328            828               0           7,279
                ----------    ----------    ----------     ----------     -----------      ----------

Net Income           5,615         4,014           497          5,749               0          15,875
                ==========    ==========    ==========     ==========     ===========      ==========

ACTUAL
ASSETS          $4,246,416    $1,208,847    $1,629,616     $4,699,295     $(5,751,397)     $6,032,777
                ==========    ==========    ==========     ==========     ===========      ==========

FINANCIAL RESULTS:  FOR THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------
Dollars in Thousands

                 Consumer     Commercial/                                                 Consolidated
                 Financial    Multifamily     Community       Money                       Financial
                 Services     Lending         Lending         Mgmt.           Elim.       Statements
                 --------     -------         -------         -----           -----       ----------
Interest
Income          $   60,732    $   25,033    $   29,706     $   53,083     $   (79,166)     $   89,388

Interest
Expense             40,423        17,399        23,701         47,714         (79,166)         50,071
                ----------    ----------    ----------     ----------     -----------      ----------

NII                 20,309         7,634         6,005          5,369               0          39,317

Provisions               0          (300)           40           ( 59)              0            (320)

NII After
Provisions          20,309         7,934         5,965          5,429               0          39,637

Other Income        12,492           313         1,714            318               0          14,837

Other Expense       25,625         2,272         5,643          1,520               0          35,060
                ----------    ----------    ----------     ----------     -----------      ----------

Net Operating
Income               7,177         5,975         2,036          4,226               0          19,414

REO                      0            43             0              0               0              43

Net Income
Before Tax           7,177         5,932         2,036          4,226               0          19,371

Income Taxes         2,899         2,262           848             (7)              0           6,002
                ----------    ----------    ----------     ----------     -----------      ----------

Net Income           4,278         3,670         1,188          4,233               0          13,369
                ==========    ==========    ==========     ==========     ===========      ==========

ACTUAL
ASSETS          $4,180,313    $1,248,620    $1,620,793     $3,208,533     $(4,987,190)     $5,271,069
                ==========    ==========    ==========     ==========     ===========      ==========


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

An Internal ("transfer") pricing mechanism is used to value financial assets and liabilites for each segment. Market yield curves are used to assign rates to various balance sheet items which result in a funding charge and/or credit to the segment. Because this is an internal funding system, the resulting charge or credit is eliminated in interest income/expense.

The $2.7 million increase in the Consumer Financial Services segment's net interest income was due to an expansion in the segment's spread. The decline in the average cost of funds was substantially larger than the decline in the average internal funding rate. The Company uses the Federal Home Loan Bank yield curve for internal transfer pricing; this curve generally follows the treasury yield curve movements.

The $1.7 million increase in net interest income for the Money Management segment was due to the leveraging of the segment's borrowings to purchase whole loans. Average interest earning asset balances increased $661 million, while average interest bearing liabilities increased $625 million. The segment was able to replace higher cost FHLB advances with lower cost advances, resulting in a 37 basis point decline in the average cost of funds, while the average yield on interest earning assets experienced only a slight decline.

The Second Quarter 1998 results for Beverly Bancorp are included in the segment report.


7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. SFAS NO. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date for this Statement to fiscal years beginning after June 15, 2000. SFAS No. 133 provides a standard for the recognition and measurement of derivatives and hedging activities. Because of the Company's minimal use of derivatives, Management does not anticipate that this new Statement will have significant impact on earnings or the financial position of the Company. However, the Statement is complex and defines derivatives broadly and will require an extensive accounting analysis to determine if the Bank's instruments and contracts are subject to the Standard.

8. In 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity - An amendment of FASB No. 65." This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(i.e., trading, available for sale, or held to maturity). This Statement does not have a material impact on the Bank's existing operations.

9. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs related to developing, obtaining, modifying and/or implementing internal use software. The implementation of this SOP should not have a material impact on the Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   ------------------------------------
GENERAL
-------
         St. Paul Bancorp, Inc. (the "Company") is the holding company for St. Paul Federal Bank For Savings (the "Bank"), the largest independent savings institution in the State of Illinois. At June 30, 1999, the Company had $6.0 billion in total assets.

         On May 17, 1999, the Company agreed to merge with Charter One Financial, Inc.("Charter One"), the holding company of Charter One Bank, F.S.B. The merger, which would be accounted for as a pooling of interests, is expected to close early in the fourth quarter of 1999, subject to the approval of the Office of Thrift Supervision, the Federal Reserve Board, the State of Illinois and both companies' shareholders. Under terms of the agreement, shareholders of the Company would receive 0.945 of a share of Charter One common stock for each share of Company stock. The exchange ratio will be adjusted to 0.99225 of a share following Charter One's 5 percent stock dividend to be paid to shareholders on September 30, 1999.

         Charter One has approximately $25 billion in assets, making it the 32nd largest bank holding company in the country. Charter One Bank, F.S.B. has 340 branch locations in Ohio, Michigan, New York, Massachusetts and Vermont. Additionally, Charter One Mortgage Corp., the Charter One's mortgage banking subsidiary, operates 40 loan production offices across 14 states, and Charter One Auto Finance, Charter One's indirect auto financing subsidiary, generates loans in nine states. The combined Charter One/St. Paul entity will have approximately 400 banking locations, 900 automated teller machines ("ATMs") and nearly 7,000 employees serving 1.4 million households in several states. The combined company will have over $30 billion in total assets and approximately $19 billion in deposits.

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

         At June 30, 1999, the Bank's branch network consisted of 60 locations, including freestanding branches, banking offices located in grocery supermarkets and two "Money Connection Centers."(1) The Bank closed four of its in-store banking offices in 1999 when the grocery stores in which they are located also closed. The Bank combined the operations of these locations with nearby branches. The Bank also operates one of the largest networks of ATMs in the Chicagoland area with approximately 550 machines. This network includes approximately 250 ATMs located in White Hen Pantry convenience stores and additional ATMs in grocery stores, gas stations, and other convenience stores.

         Both the Company and the Bank operated other wholly owned financial services companies in 1999, including Investment Network, Inc., Annuity Network, Inc., SPF Insurance Agency, Inc., St. Paul Financial Development Corporation ("SPFD"), Serve Corps Mortgage Corporation ("Serve Corps"), ATM Connection, Inc., and St. Paul Trust Company. At June 30, 1999, customers maintained $745 million of investments through Investment Network, Inc. and $348 million of annuity contracts through Annuity Network, Inc. SPFD is a residential and commercial land development company focused in the greater Chicagoland area, providing both equity and debt financing for real estate development projects. At June 30, 1999, SPFD had $16.4 million in real estate equity and financing investments. Serve Corps originates 1-4 family residential mortgages primarily for sale, with servicing released, to third party investors. The Bank purchases loans for its portfolio from Serve Corps. During 1999, Serve Corps originated $193 million of 1-4 family loans, including $132 million of loans originated for the Bank's portfolio. ATM Connection, Inc. owns and operates the ATM network of the Bank. St. Paul Trust Company provides a variety of trust and fund management services to customers and at June 30, 1999 had $340 million of assets under management.

         In general, the business of the Bank is to reinvest deposits collected from branch facilities into interest-yielding assets, such as loans secured by mortgages on real estate, securities, and to a lesser extent, consumer and commercial loans. The Bank's 1-4 family residential mortgage products are



--------
(1) The Bank's two Money Connection Centers were opened in late 1997 and early 1998. These locations were designed to leverage a smaller space by combining self-service banking options with branch personnel to deliver a full line of banking services.

originated through its mortgage brokerage operations, retail banking offices, and telephone banking facility. The Bank eliminated its 1-4 family correspondent lending unit in 1998. The Bank also originates a variety of consumer loan products, including home equity loans, secured lines of credit, education, automobile, and credit card loans through the retail banking offices. During the first half of 1999, the Bank (including Serve Corps) originated $259 million of 1-4 family loans, including home equity/line of credit loans, and $19 million of other consumer loans. These amounts include loans originated and sold to third party investors.

         The Bank offers mortgage loans to qualifying borrowers to finance apartment buildings and commercial real estate, as well as other commercial loan products. During the first six months of 1999, the Bank originated $190 million of commercial and commercial real estate loans. The commercial real estate loan portfolio is mainly comprised of loans secured by multifamily real estate. In addition to multifamily real estate, a small portion of the Bank's commercial real estate portfolio is secured by industrial, retail, and office properties. The Bank acquired a commercial lending department and commercial and commercial real estate loan portfolio of approximately $188 million in connection with the Beverly merger. Most of Beverly's commercial loan portfolio was secured by real estate. At June 30, 1999, approximately $53 million of commercial and commercial real estate portfolio included other commercial loans, such as business lines of credit, term loans, letters of credit, equipment lease financing, municipal financing, overdrafts, receivable financing, SBA loans, and agricultural loans. This commercial loan portfolio is primarily located in Illinois and Indiana. In recent years, the Bank made commercial real estate loans only in specific Midwestern states, such as Illinois, Indiana, Wisconsin, Minnesota, and Ohio. In 1997, the Bank resumed its nationwide commercial real estate lending program in selected markets, to help offset repayments in its existing portfolio. Currently, the Company is only offering to refinance existing mortgages on commercial real estate located outside the Midwest. See "CREDIT RISK MANAGEMENT" for further details.

         To grow earning assets and offset the heavy loan prepayments in excess of loan originations, the Bank has purchased 1-4 family adjustable rate whole loans for its portfolio. During 1998, the Bank purchased over $1.6 billion of 1-4 family adjustable rate loans, and during the first two quarters of 1999, the Bank purchased $355 million of 1-4 family whole loans. The Bank currently does not have any outstanding commitments to purchase additional whole loans. The Bank also invests in mortgage-backed securities ("MBS"), U. S. government and agency securities. During 1999, the Company has increased MBS purchases to help offset prepayments and has purchased investment securities with borrowed funds to help enhance net interest income. The Company may purchase additional MBS and acquire additional investment securities with borrowed funds, during the remainder of 1999, to help build assets and enhance interest income. The Bank also assumed a state, municipal and corporate bond portfolios from Beverly. The Bank classifies investment securities as either available for sale ("AFS") or held to maturity ("HTM"). Unrealized gains and losses on AFS securities are recorded as an adjustment to stockholders' equity, net of related taxes.

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

         Factors that could affect the actual results include but are not limited to: i) general market rates, ii) changes in market interest rates and the shape of the yield curve, iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Company's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Company's markets, xiii) changes in accounting principles, policies or guidelines, xiv) unanticipated costs or expenses, xv) projections of capital expenditures and costs associated with correction and testing of systems in connection with the Year 2000 issue,
xvi) unanticipated delays or difficulties in completing the merger with Charter One. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

STATEMENT OF FINANCIAL CONDITION
--------------------------------

                  St. Paul Bancorp reported total assets of $6.0 billion at June 30, 1999, about level with total assets at December 31, 1999. On the asset side, investment securities increased by $181.0 million, while MBS increased $52.5 million.(2) Offsetting these increases were lower cash and cash equivalents of $196.7 million and loans receivable of $21.8 million. On the liability side, total borrowings increased by $156.5 million, while deposits shrank by $134.2 million.

                  Cash and cash equivalents totaled $242.6 million at June 30, 1999 compared to $439.3 million at year-end 1998.(3)

                  Investment securities comprised of U.S. Treasury and agency debt securities, municipal and corporate bonds and other marketable equity securities, totaled $394.9 million at June 30, 1999, as compared to $213.9 million at December 31, 1998.(4) The increase was due to the purchase of securities at the end of the second quarter of 1999. At June 30, 1999, 97 percent of the Company's investment securities were classified as AFS as compared to 95 percent at December 31, 1998. The Company recorded an unrealized loss on AFS investment securities of $3.0 million at the end of the second quarter 1999, and $2.5 million at December 31, 1998.

                  MBS totaled $654.6 million at June 30, 1999, compared to $602.1 million at the end of 1998.(5) Purchases of MBS totaling $210 million, offset by MBS repayments produced the increase in balances. The weighted average yield on the MBS portfolio declined 14 basis points to 6.57 percent at June 30, 1999 from 6.71 percent at year-end 1998. The repayment of higher rate MBS and the purchase of the new securities at a weighted average rate less than the rate on the entire portfolio primarily generated the slight decline in the weighted average yield. Approximately 71 percent of the MBS portfolio is classified as AFS, and at June 30, 1999, the Company reported an unrealized loss on its AFS MBS of $35,000 compared to an unrealized gain of $740,000 at December 31, 1998.


---------------------------
(2) Amounts include $198.2 million of investment securities classified as due from broker at June 30, 1999 and $79.7 million of MBS classified as due from broker at December 31, 1998.
(3) See "CASH FLOW ACTIVITY" for further details.
(4) Includes investment securities classified as due from broker at June 30, 1999.
(5) At December 31, 1998, MBS includes $79.7 million of
MBS classified as securities due from brokers.

                  Net loans receivable declined by $21.8 million to $4.46 billion at June 30, 1999, as compared to December 31, 1998. Principal repayments, partly offset by the purchase of $355.4 million of whole loans and loans originated for portfolio produced the slight decrease in loans receivable balances. While loan repayment activity has remained high over the past several quarters the amount of repayments experienced in the second quarter of 1999 has declined from the levels experienced in the first quarter of 1999 and fourth quarter of 1998. The weighted average loan yield declined 9 basis points to 7.05 percent at June 30, 1999 from 7.14 percent at the end of 1998. The repayment of higher rate loans and the purchase and origination of lower rate loans has led to the continued trend of a declining weighted average loan rate.

                  Loans held for sale decreased $23.9 million during the first half of 1999 to $41.4 million at June 30, 1999. Loan sales in excess of loans originated for sale produced the decrease.

                  Deposits declined $134.2 million during the first six months of 1999 to total $3.76 billion at June 30, 1999. Lower CD balances of $134.9 million largely produced the decline in deposits. A decline in checking account balances also contributed to the decrease. The weighted average deposit rate decreased by 24 basis points over the first half of 1999 to 3.55 percent. A decline in the weighted average rate paid on CD balances and a decline in CD balances, the highest-cost deposit product, mostly caused this decrease in the weighted average rate.

                  Total borrowings, which include FHLB advances, totaled $1.7 billion at June 30, 1999 or $156.5 million higher than at December 31, 1998. The Company has used borrowing balances as a source of funds for whole loan purchases, new investment securities, and to fund net deposit outflows. The weighted average rate paid on borrowings increased 1 basis point to 5.38 percent at June 30, 1999 from December 31, 1998. See "CASH FLOW ACTIVITY" for further discussion.


                  Stockholders' equity of the Company totaled $502.5 million ($12.56 per share outstanding) at June 30, 1999, down $7.4 million from year-end 1998. The decrease in stockholders' equity during the first two quarters of 1999 was largely due to the Company's common stock repurchase program. During 1999, the Company spent $22.3 million to repurchase 1,032,000 shares of its common stock(6). See "CASH FLOW ACTIVITY - HOLDING COMPANY" for further details. In addition, the payment of $16.0 million of quarterly dividends to shareholders also contributed to the decrease in stockholders' equity. These decreases were partly offset by


------------------------
(6) The stock repurchase program was rescinded in May 1999. The program was originally to run for the first six months of 1999.

net income of $30.7 million and $6.6 million of capital provided by the issuance of common stock. See "CAPITAL" and "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY" for further analysis.

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

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Tier I capital equals the capital of the Bank less certain intangible assets and the net assets of non-includable subsidiaries. Total capital equals Tier I capital plus the Bank's general allowance for loan losses, up to certain limits. As of June 30, 1999, the Bank meets all capital adequacy requirements to which it is subject.

                  As of June 30, 1999 and December 31, 1998, the Bank meets the requirements of the Office of Thrift Supervision ("OTS") to be categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based capital ratios, Tier I risk-based ratios, and Tier I leverage ratios(7) as set forth in the table below.

-------------------------
(7) Under separate OTS regulations, the Bank is required to maintain minimum capital level ratios of core and tangible capital to adjusted assets and total regulatory capital to risk-weighted assets. At June 30, 1999, the Bank's tangible and core capital ratio of 7.68 percent and risk-based capital of 15.79 percent exceed required capital levels.

  The Bank's actual amounts and ratios are also presented in the following table:

                                                                           To Be Well
                                                                        Capitalized Under
                                                  For Capital           Prompt Corrective
                                 Actual        Adequacy Purposes:       Action Provisions:
                             ---------------  -------------------      -------------------
Dollars in thousands          Amount  Ratio     Amount    Ratio          Amount    Ratio
                             ---------------  -------------------      -------------------
As of June 30, 1999
 Total Capital
  (to Risk Weighted Assets)  $ 490,527 15.79%  >$  248,536  >8.00%     >$ 310,670   >10.00%
                                               -            -          -            -
 Tier I Capital
  (to Risk Weighted Assets)  $ 451,683 14.54%  >$  124,268  >4.00%     >$ 186,402   > 6.00%
                                               -            -          -            -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 451,683  7.68%  >$  235,144  >4.00%     >$ 293,930   > 5.00%
                                               -            -          -            -

As of December 31, 1998

 Total Capital
  (to Risk Weighted Assets)  $ 486,590 15.62%  >$  249,195  >8.00%     >$ 311,494   >10.00%
                                               -            -          -            -
 Tier I Capital
  (to Risk Weighted Assets)  $ 447,635 14.37%  >$  124,597  >4.00%     >$ 186,896   > 6.00%
                                               -            -          -            -
 Tier I Capital (core)
  (to Regulatory Assets)     $ 447,635  7.62%  >$  234,935  >4.00%     >$ 293,668   > 5.00%
                                               -            -          -            -

                   The following schedule reconciles stockholders' equity of the Company to the components of regulatory capital of the Bank at June 30, 1999:

                                                               June 30,
Dollars in thousands                                             1999
------------------------------------------------------------------------
Stockholders' equity of the Company                            $502,535
Less: capitalization of the Company
      and non-Bank subsidiaries                                 (51,539)
------------------------------------------------------------------------
Stockholder's equity of the Bank                                450,996
Plus: unrealized loss on
      available for sale securities                               1,990
Less: investments in non-includable
      subsidiaries                                                 (568)
Less: intangible assets and other non-includable assets            (735)
------------------------------------------------------------------------
Tangible and core capital                                       451,683
Plus: allowable GVAs                                             38,844
------------------------------------------------------------------------
Risk-based capital                                            $ 490,527
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

CASH FLOW ACTIVITY
------------------

                  Cash and cash equivalent balances at June 30, 1999 totaled $242.6 million, down $196.7 million from December 31, 1998. During the first six months of 1999, the major sources of funds included new borrowings, loan and MBS repayments, and a decrease in the amount of loans held for sale. The Company's major uses of funds included purchases and origination of loans for portfolio, purchases of MBS and investment securities, funding net deposit outflows, and the repurchase of Company common stock.

                  As part of Management's strategy to expand interest earning assets, the Company purchased $355.5 million of whole 1-4 family loans during 1999. These purchases, along with loans originated for portfolio, produced the net increase in loans receivable balance and were a major use of funds during 1999.(8) Loan repayments partly offset these increases. Loan repayments during the first two quarters of 1999 were approximately $757 million. The low interest rate environment has produced a significant amount of repayment activity in the Company's loan portfolio. While the amount of repayments in the second quarter was high in historical terms, the level has decreased from the amount of loan repayments experienced in the third and fourth quarters of 1998. The Company currently does have any commitments outstanding to purchase additional whole loans. Whole loan purchases in 1998 generally produced the $24 million net increase in loans receivable in the first half of 1998.

                  During the first six months of 1999, the Company also used funds to purchase $210 million of MBS. This purchase was partly offset by repayments in the MBS portfolio totaling $156 million. The Company may purchase additional MBS during 1999 to help offset principal repayments. In comparison, during the same six month period in 1998, the Company purchased $20 million of MBS and received $211 million of MBS repayments.

                  The Company used $279 million of funds to purchase investment securities during the first half of 1999.(9) Maturities and sales of investments of $92 million partly offset these purchases. The Company increased investment balances to enhance interest income with funds provided by borrowings and excess liquidity. During the remainder of 1999, the Company expects to acquire additional investment securities with borrowed funds to increase interest income.


-----------------------------
(8) See "CREDIT RISK MANAGEMENT" for further details.
(9) During the second quarter of 1999, the Company purchased approximately $200 million of investment securities, funded with borrowings. During the third quarter of 1999, the Company entered into a similar transaction of the purchase of approximately $290 million of investment securities funded with borrowings.

In comparison, the Company purchased $117 million of investment securities during the same six months in 1998. Maturities and sales of $37 million partly offset these 1998 purchases.

                  A $23.9 million decrease in assets held for sale was also a source of funds during the first six months of 1999. The decrease in assets held for sale was largely due to a decrease in the origination volumes at Serve Corps, the Bank's mortgage loan broker subsidiary. In addition, the Bank increased the amount of Serve Corps' production purchased for its own portfolio. In comparison, during the first six months of 1998, the amount of assets held for sale increased by $37.0 million. The Bank purchased the operations of Serve Corps during January of 1998, resulting in the increase in assets held for sale during 1998.

                  New borrowings were a significant source of funds during the first six months of 1999. During 1999, the Company increased net borrowing balances by $156.3 million, with most of the increase occurring in long-term borrowings. These new borrowings replaced other short-term borrowings, and provided liquidity for asset growth and net deposit outflows. During the first six months of 1998, the Company increased borrowing balances by $75.0 million, largely to fund whole loan acquisitions and investment securities purchases.

                  During the first half of 1999, the Company also funded a $137.2 million net outflow in deposits. Most of the decline in deposit balances occurred in CD products. The Company has lowered the offering rates on new CD products in response to market conditions and in an effort to lower its cost of funds. In comparison, deposit balances increased by $10.8 million during the same six month period in 1998.

                  The Company also used $22.7 million of funds during the first half of 1999 to repurchase over 1 million shares of its own common stock. These repurchases were part of a share repurchase program announced in January 1999. This program was rescinded in May 1999. See "HOLDING COMPANY LIQUIDITY" following for further details. The Company made no similar repurchases during the first half months of 1998.

Holding Company Liquidity. At June 30, 1999, the holding company had $92 million of cash and cash equivalents, which included amounts due from depository institutions and investment securities with original maturities of less than 90 days. In addition, the Company had $25.5 million of investment securities classified as AFS. The Company also maintains a $20.0 million revolving line of credit agreement from another financial institution. At June 30, 1999, no funds have been borrowed under this agreement.

                  Sources of liquidity for St. Paul Bancorp during the first six months of 1999 included $26.4 million of dividends from the Bank, $1.1 million in dividends from the holding company's other subsidiaries, and a $1.0 million decrease in intercompany borrowings. Uses of holding company liquidity during the first quarter of 1999 included $22.7 million to repurchase shares of common stock, the purchase of $25.0 million of investment securities, and $16.0 million of dividends paid to stockholders.

                  In January, the Company announced its intentions to repurchase up to 2 million (or about 5 percent) of its outstanding common stock over the first six months of 1999. In May 1999, the Company's Board of Directors rescinded this current stock repurchase program. The Company had repurchased 1,032,000 of its shares in open market or privately negotiated transactions before the program was terminated.

Regulatory Liquidity Requirements. Savings institutions are required to maintain average daily balances of liquid assets equal to a specified percentage of the institution's average net withdrawable deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, federal funds sold, and certain securities. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4 percent to 10 percent, depending upon economic conditions and the deposit flows of savings institutions. In 1997, the OTS revised its liquidity requirement to 4 percent from 5 percent and expanded the asset types that qualify as liquid assets. The OTS also added a qualitative liquidity requirement so the Bank must maintain liquidity to ensure safe and sound operations. At June 30, 1999, the Bank's liquid assets substantially exceeded the 4 percent requirement of $167 million. Because of the change in regulation, Management's regulatory liquidity compliance focus has shifted from quantitative measures to qualitative safety and soundness concerns.

RATE/VOLUME ANALYSIS

    The following tables present the components of the changes in net interest income by volume and rate(10) for the three and six months ended June 30, 1999 and 1998:

                           Three months ended June 30, 1999 and 1998   Six months ended June 30, 1999 and 1998
                                        INCREASE/(DECREASE) DUE TO                INCREASE/(DECREASE) DUE TO
                           -----------------------------------------   ---------------------------------------

                                                              TOTAL                                     TOTAL
Dollars in thousands                 VOLUME       RATE       CHANGE           VOLUME        RATE       CHANGE
---------------------------------------------------------------------------------------------------------------
CHANGE IN INTEREST AND DIVIDEND INCOME(11):

Loans receivable                     $14,199     $(5,630)    $ 8,569         $31,281     $(10,563)   $ 20,718
Mortgage-backed securities            (2,838)        (71)     (2,909)         (7,471)        (369)     (7,840)
Taxable investment securities           (825)        132        (693)         (2,189)        (691)     (2,880)
Non-taxable investment securities         41         (37)          4             165          (17)        148
Dividends on equity investment
    securities                           605        (117)        488           1,159         (234)        925
                                      -------    --------    --------         -------    ---------   ---------
  Total interest and dividend income  11,182      (5,723)      5,459          22,945      (11,874)     11,071


CHANGE IN INTEREST EXPENSE:

Deposits                                (627)     (4,257)     (4,884)           (577)       (7,869)     (8,446)
Short-term borrowings                  1,669        (916)        753           2,556          (837)      1,719
Long-term borrowings                   7,317         (93)      7,224          14,338        (1,274)     13,064
                                      -------    --------    --------        --------      --------    --------
  Total interest expense               8,359      (5,266)      3,093          16,317        (9,980)      6,337
                                      -------    --------    --------        --------      --------    --------

NET CHANGE IN NET INTEREST AND DIVIDEND
DIVIDEND INCOME BEFORE PROVISION
FOR LOAN LOSSES                       $2,823     $  (457)    $ 2,366         $ 6,628       $(1,894)    $ 4,734
                                      =======    ========    ========        ========      ========    ========




--------------------------------
(10) This analysis allocates the change in interest and dividend income and expense related to volume based upon the change in average balance and prior period's applicable yield or rate paid. The change in interest and dividend income and expense related to rate is based upon the change in yield or rate paid and the prior period's average balances. Changes due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The effect of nonperforming assets has been included in the rate variance. Average balances exclude the effect of unrealized gains and losses.

(11) Income from investment securities and MBS classified as securities due from brokers are included in either income from MBS or investment securities.

RESULTS OF OPERATIONS

General. Net income for the second quarter of 1999 was $15.9 million or $0.39 per diluted share outstanding, compared to $13.4 million, or $0.32 per diluted share in the same quarter a year ago. Net income for the first six months of 1999 rose to $30.7 million, or $0.74 per share, from $27.2 million, or $0.65 per share, during the same six month period a year ago. An increase in net interest income combined with lower general and administrative expenses produced the increase in net income during both the quarterly and year-to-date comparisons. These increases were partly offset by a decline in other income.

Net Interest Income. Net interest income totaled $41.7 million during the second quarter of 1999, compared to $39.3 million of net interest income recorded during the same quarter in 1998. Year-to-date net interest income rose to $83.3 million in 1999 from $78.5 million during the same six month period in 1998. Higher interest earning assets largely produced the increase in net interest income. Average interest earning asset levels increased by $603 million and $612 million during the quarterly and year-to-date comparisons, respectively. The increase in interest earning assets was largely produced by the purchase of 1-4 family loans. A declining cost of funds, mainly in the deposit portfolio, also contributed to the increase in net interest income. These increases in net interest income were partly offset by the greater reliance on borrowings to fund the asset growth.

                   The net interest margin ("NIM"), on a tax-equivalent basis, was 2.98 percent during the second quarter of 1999, compared to 3.15 percent during the second quarter of 1998. The NIM for the first six months of 1999 declined to 2.96 percent from 3.14 percent during the same six month period in 1998. Declining asset yields, caused by the repayment of higher rate loans and MBS and the purchase or origination of lower yielding assets, and a greater reliance on borrowings as a source of funds produced the decline in the NIM. However, a decrease in the cost of deposits partly offset these decreases in the NIM.

Interest Income. Interest income on loans receivable increased $8.6 million to $78.9 million during the second quarter of 1999, and $20.7 million to $158.8 million during the first six months of 1999 as compared to same periods in 1998. Higher average balances produced the increase in loan interest income. Average loan balances increased $803 million to $4.6 billion in the second quarter of 1999 as compared to the same quarter a year ago. Year-to-date 1999 average loan balances increased by $886 million over 1998. Most of the growth in loans receivable was accomplished through the purchase of 1-4 family loans. The increase to interest income from higher average balances was partly offset by a lower effective loan yield. The effective loan yield was 6.92 percent during the second quarter of 1999, down 57 basis points over the same quarter last year, while the year-to-date effective loan yield declined 59 basis points to 6.94 percent. The lower effective loan yield was produced by the repayment of higher rate loans and the purchase and origination of loans at weighted average rates less than the portfolio average.

                  MBS interest income decreased $2.9 million during the second quarter to $10.1 million, compared to $13.0 million during the same quarter a year ago. MBS interest income for the first six months of 1999 was $20.4 million, a decline of $7.8 million over the same period in 1998. The decline in MBS interest income was primarily related to lower average balances due to MBS prepayments. Average balances declined by $179.3 million during the second quarter of 1999 compared to the same quarter in 1998, while year-to-date 1999 average balances declined by $233.2 million over the same period in 1998. The effective MBS yield was 6.33 percent in the second quarter of 1999, or 4 basis points less than the same quarter a year ago. The effective MBS yield was 6.40 percent for the first six months of 1999 compared to 6.49 percent during the same period last year. The lower effective MBS yield was associated with higher amortization of net purchase premiums and the repayment of higher rate assets.

                  Interest income from investments decreased $201,000 during the second quarter of 1999 compared to the same period in 1998. Year-to-date interest income declined $1.8 million over the same six month period in 1998. In both the quarterly and year-to-date comparisons, slightly lower average balances and a lower effective yield produced the decline in investment interest income. Lower yields earned on new investment securities and the maturities of some higher rate securities produced a lower overall investment yield. Average investment balances declined $21 million during the second quarter of 1999 and $41 million during the first six months of the year as compared to the same period a year ago.

Interest Expense. Deposit interest expense declined by $4.9 million to $33.1 million during the second quarter of 1999 compared to $38.0 million during the same quarter in 1998. Deposit interest expense also declined $8.4 million during the first six months of 1999 to $68.1 million. The decline in expense was due to a lower effective cost of deposits. The effective cost of deposits declined

45 basis points to 3.50 percent during the second quarter of 1999, while the effective cost of deposits declined by 41 basis points over the first six months of 1999 compared to the same period in 1998. A decline in effective cost of CDs and a decline in average CD balances largely produced the lower effective yield. Average deposit balances decreased $65 million during the second quarter of 1999 to $3.8 billion. Similarly, average deposit balances declined by $29 million during the year-to-date 1999 period.

                  Borrowing interest expense increased by $8.0 million and $14.8 million during the quarterly and year-to-date 1999 periods as compared to the same periods in 1998. The increase in expense was due to higher average borrowing balances, partly offset by a lower average borrowing cost. Average balances rose by $667 million during the second quarter of 1999 over the same quarter a year ago, while average borrowings increased by $634 million during the first six months of the year. Management has primarily relied on borrowings to fund whole loan acquisition growth. The effective cost of borrowings was 5.34 percent during the second quarter of 1998, or 45 basis points less than the second quarter in 1998. The effective cost of borrowings also declined by 49 basis points in the year-to-date comparison. In addition to new borrowings, which were at lower rates, Management refinanced some of the short-term borrowings with lower costing long-term borrowings, contributing to the lower average interest cost.

Interest Rate Spread. The Bank's ability to sustain current net interest income levels during future periods is largely dependent, not only on the level of interest earning assets, but also the size of the interest rate spread. The interest rate spread was 2.76 percent at June 30, 1999, compared to 2.69 percent at December 31, 1998, and 2.87 percent at June 30, 1998. As with the NIM, declining asset yields and a greater reliance on borrowings caused the decline in the interest rate spread since June 30, 1998. However, a declining cost of funds in recent periods, mainly in the deposit portfolio offset these decreases and accounted for most of the increase in the interest rate spread since year-end 1998.

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

Provision for Loan Losses. The Company recorded no provision for loan loss during the second quarter of 1999 or in the year-to-date period. In comparison, the Company reversed $320,000 of previous loan loss provisions in the second quarter of 1998 and $640,000 during the first six months of 1998. See "CREDIT RISK MANAGEMENT" for further discussion of loss provisions and the adequacy of the accumulated provisions for losses.

Other Income. Other income declined in both the quarterly and year-to-date comparisons. Other income in the second quarter of 1999 was $14.5 million compared to $14.8 million during the same quarter a year ago. Year-to-date other income totaled $27.3 million, $1.6 million or 5.6 percent less than during the same six month period in 1998. Lower gains on loan sales and other fee income produced the decrease in other income. Greater revenues from the Company's real estate development subsidiary partly offset these decreases.

     The decrease in gains on loan sales was caused by a decrease in loan sales volumes at Serve Corps, the Bank's mortgage loan brokerage subsidiary. In addition, the Bank purchased a large portion of Serve Corps' originations(12). The decrease in other service fees related to lower transaction accounts and fee waivers associated with the conversion to new data processing systems.

     Revenues from real estate development operations increased $1.8 million during the second quarter and $1.7 million during the first six months of 1999 as compared to the same period in 1998. Higher sales volumes, mainly due to a second quarter 1999 bulk land sale of approximately $1.9 million, produced the increase in revenues.

General and Administrative Expense. General and administrative expenses ("G&A") totaled $32.9 million during the second quarter of 1999, $2.1 million or 6.1 percent less than during the same quarter in 1998. G&A expense for the first six months of 1999 was $65.5 million, or $2.9 million less than during the same period in 1998. A decline in compensation and benefits produced most of the decline in G&A expense in both the quarterly and year-to-date periods. This decline was partly offset by higher occupancy, equipment and other office expense.

     Compensation and employee benefits totaled $15.8 million during the second quarter of 1999, or $2.6 million less than the same quarter a year ago. Year-to-date compensation and employee benefit expense was $32.1 million compared to $36.8 million during the same period in 1998, a decline of $4.7 million. This decrease was mostly attributed to a reduction in the number of employees through the elimination of duplicative positions in connection with the July 1998 merger with Beverly Bancorporation, Inc., an early retirement opportunity given to certain employees in connection with the cost reduction plan announced in August 1998 and certain other staff reductions. In addition, the suspension of the incentive bonus program for officers of the Company and other modifications to employee benefit programs also contributed to the reduction in compensation and benefits expense.

     Occupancy, equipment, and other office expenses totaled $11.7 million during the second quarter of 1999 compared to $11.1 million in the same quarter a year ago. Year-to-date occupancy, equipment, and other office expense increased $1.8 million over the same six month period of 1998. Higher systems costs primarily relate to the initiatives to replace core transaction processing systems implemented during the fourth quarter of 1998 and first quarter of 1999. In addition, the Company also experienced higher occupancy and maintenance costs.

Year 2000 Readiness Disclosure The Company incurred G&A costs in 1999 related to the systems requirements to ensure that the Bank can process transactions subsequent to January 1, 2000. The Year 2000 compliance issues result from both certain computer programs and certain hardware recognizing only the last two digits of the year instead of four digits. As a result, transactions processed beginning in Year 2000 may not be recognized by the systems in the correct period. This issue could result in system failures and miscalculations causing a disruption of operations, and among other things, the inability to process transactions. In order to address the Year 2000 issue, the Company established a Year 2000 project in 1996.

     Based upon initial assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems can properly process transactions beginning on January 1, 2000. The Company subsequently decided to replace some of these systems, including the core transaction processing systems, and implemented these new systems during the first quarter of 1999. The Company currently believes



------------------------------------------------------------------------------
(12) Gains are not recorded for loans transferred to the Bank.

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

     The Company converted its residential loans to the Alltel loan servicing system in the fourth quarter of 1998. The other major business applications and interfaces were converted to the EDS/Miser system in the first quarter of 1999, running under a new Unisys operating environment. The teller platform system was also replaced. Management believes that these new systems are Year 2000 compliant and has received assurances from its vendors concerning Year 2000 compliance. The Company has taken steps to confirm the vendors' compliance. The conversions to the new systems required new mainframe hardware, as well as new interfaces to other systems and personal computer hardware. The Company is making initial capital investments of approximately $10.0 million associated with the new replacement systems. Testing of all mission critical applications was completed during the second quarter or 1999.

     Management currently estimates that completion of the Year 2000 project will cost $3.7 million. Of this total cost, approximately $3.1 million had already been incurred by the end of the second quarter of 1999. The above expenses only include amounts spent on external consultants, replacement hardware and software, and other incremental costs. The amounts do not include the cost of internal resources devoted to the project. The Company accounts for these costs as expense when incurred, and intends to fund these costs from operations and excess liquidity.

     The Company has completed written contingency plans for business resumption in the event of a Year 2000 interruption for its mission critical applications. These plans include, among other things, plans for recovering data and mobilization of resources to resume core operations. The Company's board of directors has approved the contingency plan. The Company will continue to refine and enhance these contingency plans throughout the remainder of 1999.

Operations of Foreclosed Real Estate. The net loss generated from foreclosed real estate operations was $61,000 during the second quarter of 1999, compared to $43,000 for the same quarter in 1998. Year-to-date net loss from foreclosed real estate operations totaled $176,000 during 1999 compared to $79,000 during the same six month period in 1998. See "CREDIT RISK MANAGEMENT" for further discussion of REO.

Income Taxes. A higher level of pretax income produced an increase in income tax expense during the second quarter and year-to-date 1999 periods as compared to the same periods in 1998. The effective income tax rate was 31.6 percent for the first half of 1999 compared to 31.3 percent in the same period in 1998.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                                                            Three months ended June 30,
Dollars in thousands                    At June 30, 1999               1999                            1998
-------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                         Effective                     Effective
                                                  Yield/      Average                Yield/    Average             Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
-------------------------------------------------------------------------------------------------------------------------
Investments (b):
   Taxable investment securities      $  432,412    5.76%  $  302,968     $ 3,863    5.11%  $ 367,944   $ 4,556     4.97%
   Non-taxable investment securities (c)  42,801    6.91       43,001         518    7.43      40,806       514     7.77
   Equity investment securities (d)       95,766    5.79       99,500       1,430    5.76      58,097       942     6.50
-------------------------------------------------------------------------------------------------------------------------
Total investments                        570,979    5.85      445,469       5,811    5.48     466,847     6,012     5.40
Mortgage-backed securities               654,616    6.57      638,735      10,112    6.33     818,005    13,021     6.37
Loans receivable (e)                   4,536,887    7.05    4,561,790      78,924    6.92   3,758,319    70,355     7.49
-------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         $5,762,482    6.87%  $5,645,994     $94,847    6.74% $5,043,171   $89,388     7.11%
=========================================================================================================================

Total deposits                        $3,757,789    3.55%  $3,793,974     $33,117    3.50% $3,858,544   $38,001     3.95%
Borrowings (f):
   Short-term                            651,234    5.35      348,823       4,868    5.60     237,163     4,115     6.96
   Long-term                           1,025,896    5.40    1,152,948      15,179    5.28     597,212     7,955     5.34
-------------------------------------------------------------------------------------------------------------------------
Total borrowings                       1,677,130    5.38    1,501,771      20,047    5.35     834,375    12,070     5.80
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $5,434,919    4.11%  $5,295,745     $53,164    4.03% $4,692,919   $50,071     4.28%
=========================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities   $  327,563           $  350,249                      $  350,252
=========================================================================================================================

Ratio of interest-earning assets to
  interest-bearing liabilities              1.06x                1.07x                           1.07x
=========================================================================================================================

Interest income                                                           $41,683                       $39,317
=========================================================================================================================

Interest rate spread (tax equivalent yield)         2.76%
=========================================================================================================================

"Average" interest rate spread
   (tax equivalent yield)                                                             2.71%                         2.83%
=========================================================================================================================

Net yield on average earning assets
   (tax equivalent yield)                                                             2.98%                         3.15%
=========================================================================================================================
(a) All average balances based on daily balances.
(b) Average balances exclude the effect of unrealized gains or losses on available for sale investment securities.
(c) Effective yield and weighted average rate on tax-exempt securities are on a tax equivalent basis assuming a 35% tax rate.
(d) Includes investment in FHLB stock and other equity investments.
(e) Includes loans held for sale and loans placed on a nonaccrual status.
(f) Includes FHLB advances, securities sold under agreements to repurchase and other borrowings.


AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS



                                                                             Six months ended June 30,
Dollars in thousands                    At June 30, 1999               1999                            1998
-------------------------------------------------------------------------------------------------------------------------
                                                 Weighted                         Effective                     Effective
                                                  Yield/      Average                Yield/    Average             Yield/
                                        Balance    Rate      Balance(a)   Interest    Rate    Balance(a)  Interest   Rate
-------------------------------------------------------------------------------------------------------------------------
Investments (b):
   Taxable investment securities      $  432,412    5.76%  $  324,072    $  8,061    5.02%  $ 410,604   $ 10,941    5.37%
   Non-taxable investment securities (c)  42,801    6.91       42,937       1,059    7.65      36,584        911    7.73
   Equity investment securities (d)       95,766    5.79       95,651       2,765    5.83      56,295      1,840    6.59
-------------------------------------------------------------------------------------------------------------------------
Total investments                        570,979    5.85      462,660      11,885    5.43     503,483     13,692    5.68
Mortgage-backed securities               654,616    6.57      635,685      20,350    6.40     868,892     28,190    6.49
Loans receivable (e)                   4,536,887    7.05    4,579,231     158,839    6.94   3,693,472    138,121    7.48
-------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         $5,762,482    6.87%  $5,677,576    $191,074    6.75% $5,065,847   $180,003    7.13%
=========================================================================================================================

Total deposits                        $3,757,789    3.55%  $3,826,436    $ 68,064    3.59% $3,855,693   $ 76,510    4.00%
Borrowings (f):
   Short-term                            651,234    5.35      333,196       9,475    5.73     245,470      7,756    6.37
   Long-term                           1,025,896    5.40    1,159,619      30,252    5.26     612,980     17,188    5.65
-------------------------------------------------------------------------------------------------------------------------
Total borrowings                       1,677,130    5.38    1,492,815      39,727    5.37     858,450     24,944    5.86
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    $5,434,919    4.11%  $5,319,251    $107,791    4.09% $4,714,143   $101,454    4.34%
=========================================================================================================================

Excess of interest-earning assets
  over interest-bearing liabilities   $  327,563           $  358,325                      $  351,704
=========================================================================================================================

Ratio of interest-earning assets to
  interest-bearing liabilities              1.06x                1.07x                           1.07x
=========================================================================================================================

Interest income                                                           $83,283                       $78,549
=========================================================================================================================

Interest rate spread (tax equivalent yield)         2.76%
=========================================================================================================================

"Average" interest rate spread
   (tax equivalent yield)                                                             2.66%                         2.79%
=========================================================================================================================

Net yield on average earning assets
   (tax equivalent yield)                                                             2.96%                         3.14%
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


KEY CREDIT STATISTICS

                                        June 30, 1999      Dec. 31, 1998      Dec. 31, 1997
Dollars in thousands                      Dollar     %      Dollar      %       Dollar     %
----------------------------------------------------------------------------------------------
LOAN PORTFOLIO
----------------------------------------------------------------------------------------------
  1-4 family units                     $3,223,836    72%   $3,272,839   73%   $2,283,982   63%
  Commercial real estate                1,031,840    23       997,588   22     1,105,191   30
  Commercial/industrial                    52,494     1        47,731    1        55,309    1
  Equity/Line of Credit                   154,945     3       155,079    3       159,153    4
  Land and land development                   624     *           910    *         1,467    *
CONSUMER                                   31,737     1        43,857    1        60,000    2
----------------------------------------------------------------------------------------------
Total loans held for investment        $4,495,476   100%   $4,518,004  100%   $3,665,102  100%
==============================================================================================

Weighted average rate                             7.05%              7.14%              7.57%
==============================================================================================

*Less than 1%

                                           June 30, 1999      Dec. 31, 1998         Dec. 31, 1997
Dollars in thousands                       Dollar      %      Dollar      %          Dollar     %
-------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
-------------------------------------------------------------------------------------------------
MORTGAGE AND COMMERCIAL LOANS:
  1-4 family units                     $   14,691    71%  $   12,282    62%       $9,458      74%
  Commercial/Commercial real estate         3,200    15        3,794    19         1,129       8
  Equity/LOC                                1,163     6        1,223     6           378       3
CONSUMER                                      669     3          512     2           259       2
-------------------------------------------------------------------------------------------------
Total mortgage and Commercial loans        19,723    95        17,811   89        11,224      87
REAL ESTATE OWNED:
1-4 family units                              882     4        2,097    11         1,515      12
Commercial/Commercial real estate             246     1          ---    --            82       1
-------------------------------------------------------------------------------------------------
Total real estate owned                     1,128     5        2,097    11         1,597      13
-------------------------------------------------------------------------------------------------
Total nonperforming assets             $   20,851   100%  $   19,908   100%     $ 12,821     100%
=================================================================================================

                                                          June 30,     Dec. 31,    Dec. 31,
                                                             1999         1998        1997
--------------------------------------------------------------------------------------------
KEY CREDIT RATIOS
--------------------------------------------------------------------------------------------
Net loan charge-offs to average loans receivable             0.03%            *%      0.05%
Loan loss reserve to total loans                             0.88          0.89       1.05
Loan loss reserve to nonperforming loans                   201.27        226.96     343.63
Loan loss reserve to impaired loans                      3,913.69      1,234.50     197.90
Nonperforming assets to total assets                         0.35          0.33       0.25
General valuation allowance to non-
  performing assets                                        190.82        203.83     290.51
--------------------------------------------------------------------------------------------

* Less than 0.01%

CREDIT RISK MANAGEMENT
----------------------

LENDING
-------

     At June 30, 1999, the loans receivable portfolio was comprised of 1-4 family mortgage loans, loans secured by commercial real estate, commercial loans and, to a lesser extent, consumer loans. See "KEY CREDIT STATISTICS" for further details.

     Non-performing loans totaled $19.7 million at June 30, 1999, up $1.9 million from December 31, 1998. Of the increase, $2.3 million related to 1-4 family loans, while a $600,000 decline related to commercial and commercial real estate loans partly offset this increase. Total non-performing assets (including real estate owned) were $20.9 million at June 30, 1999, or 0.35 percent of total assets. In comparison, non-performing assets were $19.9 million, or 0.33 percent of total assets at the end of 1998.

     At June 30, 1999, the Bank had a net investment in impaired loans of $1.0 million. Of the $1.0 million of impaired loans, $788,000 were performing but considered impaired. (13) As anticipated by Management, the level of impaired loans has been reduced significantly over the past several years.

     The allowance for loan losses at June 30, 1999 was $39.7 million compared to $40.4 million at December 31, 1998, a decrease of $726,000. The following table provides a rollforward of the allowance for loan losses from January 1, 1998 through June 30, 1999:

                                   1999                     1998
                              --------------     -------------------------
                               Six   Months       Six Months   Year Ended
Dollars in thousands          Ended  June 30     Ended June 30  Dec. 31
--------------------          --------------     -------------------------
Beginning of Period                 $40,423         $38,569       $38,569
Provision for losses                     --            (640)        1,860
Charge-offs                            (899)           (361)       (1,134)
Recoveries                              173             705         1,128
                              --------------     -------------------------
End of Period                       $39,697         $38,273       $40,423
                              ==============     =========================




------------------------
(13) "Impaired loans" are defined by generally accepted accounting principles when it is probable, based upon current information and events, that the Bank will be unable to collect all amounts due in accordance with the original contractual agreement.

     The level of net charge-offs in recent years has declined due the continued trend of the low level of non-performing loans and the continued reductions in balances in the Company's commercial real estate portfolio located outside the Midwest. Net loan charge-offs were $726,000 during the first six months of 1999. In comparison, net charge-offs were only $6,000 during the year of 1998 and $1.8 million during 1997. The gross charge-offs during the first six months of 1999 were $900,000 while recoveries were $173,000. Approximately one half of the gross charge-offs related to the commercial portfolio. The remainder of the charge-offs were in the 1-4 family and consumer loan portfolios. The recoveries during the first six months of 1999 were mostly in the 1-4 family portfolio. The ratio of net charge-offs to average loans receivable was 0.03 percent during the first six months of 1999. This ratio was less than 0.01 percent in 1998 and 0.05 percent during 1997. See "KEY CREDIT STATISTICS" tables for further detail.

     The Company recorded no provision for loan losses during the first six months of 1999 compared to the reversal of $640,000 of previous loan loss provisions during the first six months a year ago. The general trend of improved credit quality, the decrease in the size of the Bank's commercial real estate portfolio located outside of the Midwest, declining classified assets, and the low level of non-performing assets, as well as the decrease in the net charge-offs, has caused the allowance for loan losses to decrease in recent years. The future level of loan loss provisions will be subject to careful review of the risk elements of the portfolio by Management. See "KEY CREDIT STATISTICS" for further details.

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

     In addition to originating loans secured by 1-4 family mortgages and a variety of consumer loans, the Company originates loans secured by commercial real estate and commercial loans. Currently, the Company's commercial real estate loan origination efforts focus on the Midwestern states. The Company will refinance existing mortgages on commercial real estate located outside the Midwest. The Bank's current commercial loan portfolio was mainly acquired through the Beverly merger. The types of commercial loans originated includes business lines of credit, term loans, letters of credit, equipment lease financing, municipal financing, overdrafts, receivable financing, SBA loans, and agricultural loans. The commercial loan portfolio is concentrated in the area surrounding the Company's banking offices.

     During 1998 and the first half of 1999, the Bank purchased whole loans, secured by 1-4 family residences throughout the United States. These transactions were used to offset heavy prepayments in this portfolio and expand interest earning asset levels. The Bank currently has not commitments to purchase additional whole loans. The Bank applies its own loan origination underwriting standards as part of the due diligence efforts in connection with the purchase of these loans. All purchased loans are subject to the Bank's quarterly review of the adequacy of the general valuation allowance.

     Management continues to monitor events in the submarkets in which the Bank has substantial loan concentrations, particularly California. The Bank's largest concentration of commercial and commercial real estate loans outside Illinois are California and Washington.

     As of June 30, 1999, the Bank's ratio of classified assets to tangible capital and general valuation allowance was 7.9 percent. Classified assets include REO and loans considered "substandard," "doubtful," or "loss" under regulatory accounting purposes and the Bank's loan rating system.

OTHER REAL ESTATE OWNED
-----------------------

     REO totaled $1.1 million at June 30, 1999 compared to $2.1 million at the end of 1998. At June 30, 1999 there was one commercial property totaling $246,000 with 1-4 family properties accounting for the remainder of the balance. In comparison, at December 31, 1998 all REO assets were 1-4 family properties.

     The allowance for real estate losses totaled $155,000 at both June 30, 1999 and December 31, 1998. See "RESULTS OF OPERATIONS" for further details on REO provision.


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

PART II. --  OTHER INFORMATION
--------     -----------------

ITEM 4   --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

(a) On May 26, 1999, the Company held an Annual Meeting of Shareholders (the "Annual Meeting") to elect three directors for a term of three years and to vote on a shareholder proposal to request the Board of Directors to take action to effect a sale or merger of the Company.

(b) Set forth below is a description of each matter voted upon at the Annual Meeting and the number of votes cast for and the number of votes withheld as to each such matter.

         1. Three directors were elected for a term of three years, or until their successors have been elected and qualified. A list of such directors, including the votes for and withheld is set forth below:

                                                                        Withhold
                                                                       Authority
                  Nominee                            For                 To Vote
                  --------------------------------------------------------------
                  John W. Croghan                 31,280,832           4,933,359
                  Kenneth J. James                31,378,923           4,935,268
                  Anthony R. Pasquinelli          31,202,511           5,011,680

         2. A proposal brought forth by a shareholder to cause the Board of Directors to effect a sale or merger of the Company was rejected. There were 20,222,439 votes cast against the proposal, 10,466,419 votes for the proposal, 433,552 votes abstained, and 5,091,781 broker non-votes.


ITEM 6   --  EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------

(a) The Company filed a Report on Form 8-K on April 9, 1999 announcing that the Annual Meeting of Shareholders would be held on May 26, 1999.
(b) The Company filed a Report on Form 8-K on May 17, 1999 announcing its agreement to merge with Charter One Financial, Inc.
(c) The Company filed a Report on Form 8-K on May 27, 1999 announcing the re-election of three directors and the rejection of a shareholder proposal brought before the Annual Meeting of Shareholders. In addition, the Company also announced that it had rescinded its share repurchase program previously announced in January 1999.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ST. PAUL BANCORP, INC.
                           -------------------------------------------------
                                              (Registrant)


Date: August 13, 1999      By: /s/ Joseph C. Scully
      ---------------          ---------------------------------------------
                                   Joseph C. Scully
                           Chairman of the Board and Chief Executive Officer
                                        (Duly Authorized Officer)




Date: August 13, 1999      By: /s/ Robert N. Parke
      ---------------          ---------------------------------------------
                                   Robert N. Parke
                                  Senior Vice President and Treasurer
                                     (Principal Financial Officer)